Form 10KSB40
period 1997-12-31
SFSB HOLDING CO
filed 1998-04-15
CIK 1049890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1997
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number:   0-23765
                          -------

                              SFSB Holding Company
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Pennsylvania                                  23-2934332
---------------------------------------                   ----------------------
       (State or other jurisdiction of                      (I.R.S. employer
      of incorporation or organization)                   identification no.)

    900 Saxonburg Boulevard, Pittsburgh, Pennsylvania            15223
-----------------------------------------------------     ----------------------
   (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:          (412) 487-4200
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                             --------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1997 were $2,367,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 31, 1998 ($14.50 per share), was $8.9 million.

         As of April 5, 1998, the registrant had 726,005 shares of Common Stock outstanding.

                                     PART I

         SFSB HOLDING COMPANY (THE "COMPANY" OR "REGISTRANT") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1. Description of Business
-------------------------------

General

         SFSB Holding Company is a unitary savings and loan holding company that was incorporated in October 1997 under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring all of the issued and outstanding common stock of Stanton Federal Savings Bank (the "Bank"). This acquisition occurred in February 1998 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset.

         At December 31, 1997, the Company had not completed the initial public offering of its common stock and had not held any assets or conducted any significant business. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company. As of December 31, 1997, the Bank had total assets of $39.8 million, total deposits of $35.8 million, and retained earnings of $3.4 million or 8.5% of total assets under generally accepted accounting principles ("GAAP").

         The principal sources of funds for the Bank's activities are deposits and payments on loans and investments. Funds are used primarily for the origination of fixed rate loans secured by mortgages on one- to four-family residences and home equity loans which are located in the Bank's market area and the purchase of investment securities. The Bank's principal source of revenue is interest received on loans and investments and the Bank's principal expense is interest paid on deposits.

Market Area

         The Bank's main office is located in Shaler Township, a suburb of Pittsburgh and the Bank's branch office is located in the Lawrenceville section of Pittsburgh. The communities of Shaler Township, Lawrenceville and surrounding areas of Allegheny County are considered to be the Bank's primary market area. Most of the Bank's deposits and lending activity are generated from individuals who live in these areas. The Bank is a community-oriented institution and has served the local Allegheny County community since 1890. Until September 1996, the Bank operated from its Lawrenceville office where there was limited growth opportunities for loan originations and deposit needs. The Bank moved to its new office in Shaler Township in September 1996. Since the opening of the Shaler Township office, the Bank has generated a significant amount of deposits.

         The population in the Bank's primary market area has decreased by 15% over the fifteen year period ending 1995 and is projected to decrease through the year 2000. In addition, over the last five years, total deposits at financial institutions (i.e., banks and thrifts) in the communities of Shaler Township and Lawrenceville have decreased. The Bank believes that the economic vitality of these communities depend on the economic vitality of the city of Pittsburgh, which has been relatively stable in recent years. The Greater Pittsburgh area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several "Fortune 500" industrial firms are headquartered in the Greater Pittsburgh area, including USX Corporation. The largest employers in Pittsburgh, by the number of local employees, include the United States Government, the Commonwealth of Pennsylvania, USAirways, University of Pittsburgh Medical Center, and the University of Pittsburgh. Seven colleges and universities are located in the greater Pittsburgh area.

Lending Activities

         Most of the Bank's loans are mortgage loans which are secured by one- to four-family residences. The Bank also makes home equity, multi-family, commercial real estate and consumer loans. Loans originated by the Bank historically have rates of interest which are fixed for the term of the loan ("fixed rate"). In the future, the Bank anticipates that any home equity lines of credit and business loans will be offered at adjustable rates of interest.

         The following table sets forth information concerning the types of loans held by the Bank.

                                                              1997                                 1996
                                                     ------------------------          --------------------------
                                                       Amount         Percent              Amount        Percent
                                                                          (Dollars in thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family ........................        $ 7,656          61.68%           $ 7,539           68.88%
  Home equity.................................          3,188          25.68              2,017           18.43
  Multi-family................................             33            .27                 69             .63
  Commercial..................................          1,096           8.83                921            8.41
Consumer Loans:
  Share loans.................................            313           2.52                329            3.01
  Other.......................................            126           1.02                 70             .64
                                                      -------         ------            -------          ------
      Total loans.............................         12,412         100.00%            10,945          100.00%
                                                       ------         ======             ------          ======
Less:
  Deferred loan origination fees and costs....             10                                14
  Allowance for loan losses ..................            110                                66
                                                     --------                          --------
     Total loans, net.........................        $12,292                           $10,865
                                                       ======                            ======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 1997. All of the Bank's loans have fixed rates of interest. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $2.0 million at December 31, 1997. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                One- to four-
                                   Family
                                  Real Estate              Home            Multi-
                                  Mortgage               Equity            Family         Commercial        Consumer         Total
                                  --------               ------            ------         ----------        --------         -----
                                                                      (Dollars in thousands)
Amounts due:
Within 1 year............            $  129            $      3             $  --          $     4              $314      $    450
Over 1 to 3 years........                72                 192                --               --                51           315
Over 3 to 5 years........               344                 768                --              246                65         1,423
Over 5 to 10 years.......               907               1,229                33               56                 9         2,234
Over 10 to 20 years......             1,983                 996                --              790                --         3,769
Over 20 years............             4,221                  --                --               --                --         4,221
                                      -----             -------              ----          -------              ----        ------
Total amount due.........            $7,656              $3,188             $  33           $1,096              $439       $12,412
                                      =====               =====              ====            =====               ===        ======

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 70%. The Bank retains all of its mortgage loans and originates these loans with maturities of up to 30 years.

         Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Home Equity Loans, Second Mortgages and Other Loans. The Bank originates home equity loans and second mortgage loans which are secured by one to four-family residences. The Bank originates these loans on one- to four-family residences with fixed rate terms of up to 15 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens. The Bank anticipates offering adjustable rate home equity lines of credit loans and commercial business loans within the next year.

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments, and other commercial properties. These loans generally have not exceeded $400,000 or had terms greater than 20 years.

         Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy.

         Loan Approval Authority and Underwriting. The Bank establishes various lending limits for the Bank's officers and maintains a loan committee consisting of the President, the Secretary and two outside board members. Ms. Mallen, the Bank's President, and Mr. Gallagher, the Bank's Senior Vice President have loan authority to approve home equity loans up to $75,000 and unsecured consumer loans up to $10,000. The loan committee ratifies all residential mortgage loans and all other real estate and consumer loans.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by independent fee appraisers.

         Title insurance is generally required on all real estate mortgage loans. The Bank does not require title insurance on home equity loans and second mortgages, but it obtains a property report from a third party, which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 1997, commitments to cover originations of mortgage loans and construction loans in process totalled $518,000. The Bank believes that virtually all of its commitments will be funded.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit has been $450,000. At December 31, 1997, the loan outstanding to the Bank's largest borrower had an outstanding balance of $373,000 and was performing in accordance with its terms.

Nonperforming and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 20 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. The customer will be notified when foreclosure is commenced.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $11,000 for the year ended December 31, 1997.



                                                                        At December 31,
                                                                   ------------------------
                                                                      1997            1996
                                                                      ----            ----
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to four-family residential real estate.............            $ 89            $ 85
  Commercial real estate..................................               4              --
Consumer..................................................              --              --
                                                                      ----            ----
Total non-accrual loans...................................              93              85
                                                                       ---             ---
Accruing loans which are contractually past
 due 90 days or more:
Real estate loans:
  One- to four-family residential real estate.............             149             141
  Commercial real estate..................................              --               4
  Home equity.............................................               6              --
Consumer..................................................              --               2
                                                                      ----            ----
Total accrual loans.......................................             155             147
                                                                       ---             ---
Total non-performing loans................................            $248            $232
                                                                       ===             ===
Real estate owned.........................................            $ --            $ --
                                                                      ====            ====
Total non-performing assets...............................            $248            $232
                                                                       ===             ===
Total non-performing loans to total loans.................            2.00%           2.12%
                                                                      ====            ====
Total non-performing loans to total assets................            0.62%            .70%
                                                                      ====            ====
Total non-performing assets to total assets...............            0.62%            .70%
                                                                      ====            ====

         Classified Assets. Office of Thrift Supervision (the "OTS") regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank's are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 1997, the Bank had no loans classified as doubtful or loss and had $248,000 of loans classified as substandard. These substandard loans are classified as nonperforming loans.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that the Bank considers adequate for the inherent risk of loss in the Bank's loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS would have a negative impact on the Bank's earnings.

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                          At December 31,
                          -----------------------------------------------------------------------
                                           1997                                   1996
                          --------------------------------------   ------------------------------
                                                Percent of                          Percent of
                                               Loans in Each                       Loans in Each
                                                Category to                         Category to
                            Amount              Total Loans         Amount          Total Loans
                            ------              -----------         ------          -----------
                                                    (Dollars in thousands)

One-to four-family          $    98               87.37%           $    63             87.31%
Multi-family                     --                 .27                  1               .63
Commercial                       10                8.83                  2              8.41
Consumer                          2                3.53                  -              3.65
                              -----              ------              -----            ------
Total                        $  110              100.00%            $   66            100.00%
                              =====              ======              =====            ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                           For the Years Ended
                                                                               December 31,
                                                                 -------------------------------------
                                                                     1997                      1996
                                                                  ---------                 ----------
                                                                         (Dollars in thousands)
Total loans outstanding.........................                  $ 12,412                   $ 10,945
                                                                    ======                     ======
Average loans outstanding.......................                   $11,399                    $ 9,845
                                                                    ======                     ======

Allowance balance at beginning of period........                   $    66                    $    40
Provision:
  Real estate..................................                         44                         37
  Consumer.....................................                         --                         --
Charge-offs:
  Real estate..................................                         --                        (10)
  Consumer......................................                        --                         (1)
Recoveries:
  Real estate..................................                         --                         --
  Consumer......................................                        --                         --
                                                                   -------                    -------
Allowance balance at end of period..............                   $   110                    $    66
                                                                   =======                    =======
Allowance for loan losses as a percent
  of total loans outstanding....................                      0.89 %                     0.60 %
Net loans charged off as a percent
  of average loans outstanding..................                        -- %                     (.11)%


Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At December 31, 1997, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including Federal Home Loan Bank ("FHLB") overnight and term deposits, and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The board of directors may authorize additional investments.

         Mortgage-backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA.")

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

         Securities  Portfolio.  The  following  table sets  forth the  carrying
(i.e., amortized cost) value of the Bank's investment securities held to maturity, at the dates indicated. The Bank's securities portfolio classified as available for sale is carried at market value.

                                                                                   At December 31,
                                                                          ---------------------------------
                                                                              1997                 1996
                                                                          -----------          ------------
                                                                                  (In thousands)
Securities held to maturity:
U.S. Government agencies......................................             $ 2,737              $ 2,678
Obligations of state and political subdivisions...............               1,804                1,606
Mortgage-backed securities....................................               9,527                7,457
                                                                            ------               ------
   Total securities held to maturity..........................              14,068               11,741
                                                                            ------               ------
Securities available for sale:
Mutual funds..................................................                 790                  756
FHLMC common stock............................................                 743                  489
Mortgage-backed securities....................................               1,379                   53
                                                                            ------              -------
   Total securities available for sale........................               2,912                1,298
                                                                            ------               ------
   Total investment and mortgage-backed securities............             $16,980              $13,039
                                                                            ======               ======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investment and mortgage-backed securities portfolio at December 31, 1997 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                           As of December 31, 1997
                 -------------------------------------------------------------------------------------------------------------------
                                                                                                                     Total
                                            More than              More than                              Investment Securities and
                   One Year or Less      One to Five Years      Five to Ten Years   More than Ten Years   Mortgage-Backed Securities
                 ----------------------  -----------------    -------------------   -------------------   --------------------------
                  Carrying    Average     Carrying Average     Carrying   Average   Carrying   Average    Carrying  Average   Market
                    Value      Yield        Value   Yield       Value     Yield      Value     Yield       Value     Yield    Value
                 ----------- ----------  -------- ----------  ---------  --------  --------- --------   ---------- -------- --------
                                                           (Dollars in thousands)
U.S.
  Government
  agencies......  $   250      4.81%     $1,200     5.93%     $  950     7.13%     $  337    7.28%       $ 2,737    6.41%     $2,729
Obligations
  of state and
  political
  subdivisions..       --        --         200     7.50         612     5.82         992    6.16          1,804    6.19       1,874
Mutual funds....      790      5.95          --       --          --       --          --      --            790    5.95         790
FHLMC common
  stock.........      743     40.00          --       --          --       --          --      --            743   40.00         743
Mortgage-backed
  securities....      372      5.31       2,368     5.92         754     6.78       7,412    7.15         10,906    6.79      11,028
                   ------     -----       -----    -----       -----    -----       -----   -----         ------   -----      ------

  Total.........   $2,155     17.45%     $3,768     6.01%     $2,316     6.67%     $8,741    7.04%       $16,980    8.08%    $17,164
                    =====     =====       =====    =====       =====    =====       =====   =====         ======   =====      ======


Sources of Funds

         Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by us on deposits are set weekly at the direction of the Bank's senior management. Interest rates are determined based on the Bank's liquidity requirements, interest rates paid by the Bank's competitors, and the Bank's growth goals and applicable regulatory restrictions and requirements.

         At December 31, 1997, the Bank had no brokered deposits and its deposits were represented by the following types of savings programs.

                                                                                  Minimum        Balance as of        Percentage
                                                               Interest           Balance         December 31,         of Total
Category                          Term                          Rate(1)           Amount             1997              Deposits
--------                          ----                         -------            ------      ------------------      ----------
                                                                                                 (Dollars in
                                                                                                  thousands)
Non-interest Accounts                                              --               --                $ 1,692            4.73%
NOW Accounts                                                     2.00%          $     300               1,691            4.72
Regular Savings                   None                           3.00                 100               9,535           26.63
Money Market Accounts                                            2.75               2,500               1,328            3.71

Certificates of Deposit:
Fixed Term, Fixed Rate            3 months                       4.25                 500                 200            0.56
Fixed Term, Fixed Rate            6 months                       5.00                 500               2,570            7.18
Fixed Term, Fixed Rate            12 months                      5.39                 500              10,406           29.06
Fixed Term, Fixed Rate            30 months                      5.63                 500               4,006           11.19
Fixed Term, Fixed Rate            60 months                      5.87                 500               1,398            3.90
Fixed Term, Fixed Rate            72 - 120 months                5.87                 500                 936            2.61
Jumbo Certificates                                               (2)              100,000               2,042            5.71
                                                                                                       ------          ------
                                  Total                                                               $35,804          100.00%
                                                                                                       ======          ======

---------------
(1)  Interest rate offerings as of December 31, 1997.
(2)  Negotiated rates and terms.

         The following table sets forth the Bank's time deposits classified by interest rate at the dates indicated.


                                             As of December 31,
                                     ------------------------------------
                                        1997                       1996
                                     ----------                 ---------
                                            (Dollars in thousands)
Interest Rate
4.00% or less                          $     2                   $   181
4.01 - 6.00%                            18,465                    13,037
6.01 - 8.00%                             3,091                     4,091
8.01 - 10.00                                --                        26
                                       -------                   -------
  Total                                $21,558                   $17,335
                                       =======                   =======




         The following table sets forth the amount and maturities of the Bank's time deposits at December 31, 1997.


                                                      Amount Due
                        -----------------------------------------------------------------------
                                                                        After
                        December 31,   December 31,   December 31,   December 31,
Interest Rate              1998           1999            2000          2001          Total
-------------           -----------   -------------   -----------   -------------   -----------
                                                (Dollars in thousands)

2.00 - 4.00%              $       2        $     --      $     --          $   --    $       2
4.01 - 6.00%                 15,145           1,524         1,397             399       18,465
6.01 - 8.00%                  1,440             542           842             267        3,091
8.01 - 10.00%                    --              --            --              --           --
                           --------         -------       -------           -----     --------
Total                       $16,587          $2,066        $2,239            $666      $21,558
                             ======           =====         =====             ===       ======


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                        Certificates
Maturity Period                          of Deposits
---------------                          -----------
                                       (In thousands)

Within three months                        $  618
Three through six months                      108
Six through twelve months                     405
Over twelve months                            911
                                             ----
                                           $2,042
                                           ======

         Borrowings. Advances (borrowing) may be obtained from the FHLB of Pittsburgh to supplement the Bank's supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. The Bank may borrow up to $21.8 million from the FHLB of Pittsburgh. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement the Bank's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1997, the Bank had no borrowings from the FHLB of Pittsburgh.

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers, most of whom have far greater resources than the Bank.

Personnel

         At December 31, 1997 the Bank had 13 full-time and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the Company and the Bank. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualifies as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve System").

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets.

         Net Portfolio Value. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect on an institution's NPV and net interest income of instantaneous and permanent 100 to 400 basis point increases and decreases in market interest rates.

         NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. At December 31, 1997, had the rule applied to the Bank, a deduction would have been required. Institutions, such as the Bank, with less than $300 million in total assets and a risk-based capital ratio in excess of 12% are exempt from filing information with the OTS and are exempt from making a deduction from capital. Because the Bank is not subject to the rule, the following table presents the Bank's NPV at December 31, 1997, as calculated by the OTS for the Bank.

         The Bank utilizes the NPV calculations to manage its interest rate risk by establishing a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates. The greater the change in NPV, positive or negative, the more interest rate risk is assumed to exist with the institution. However, computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

         Change in         Estimated          Amount of          Percent of             NPV             Change (basis
   Rates (basis points)     NPV($)         Change ($) (1)      NPV Change (2)       Ratio (%) (3)          points) (4)
   --------------------     ------         --------------      --------------       -------------          -----------
                                      (Dollars in thousands)

           +400             2,646              -2,082                 -44%              6.97%               -463 bp
           +300             3,190              -1,538                 -33               8.25                -335 bp
           +200             3,744                -984                 -21               9.50                -210 bp
           +100             4,276                -453                 -10              10.65                 -94 bp
            --              4,728                                                      11.60
           -100             5,115                 386                  +8              12.37                 +77 bp
           -200             5,473                 745                 +16              13.06                +146 bp
           -300             5,874               1,146                 +24              13.81                +221 bp
           -400             6,409               1,681                 +36              14.81                +321 bp


-----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)      Calculated as estimated NPV divided by present value of total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The Bank is exempt from deducting the interest rate risk component from its risk-based capital due to its asset size and level of risk-based capital. Based on the table, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution, such as a dividend payment, if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements). In contrast, the Company has fewer restrictions on making dividend payments, although it is limited by the amount of dividends it may receive from the Bank.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. A bank must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. However, at December 31, 1997, the Bank was in compliance with this requirement.

         Proposed Legislation. Bills have been introduced to congressional committees that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and thrifts could be forced to convert to commercial banks. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary such as the Bank, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of savings and loan holding companies to those activities permitted for bank holding companies.

Item 2. Description of Property
-------------------------------

         The Bank operates from its main office and one branch office.

                                                                                 Year               Net Book Value at
Location                                                   Owned               Acquired             December 31, 1997
--------                                           ---------------------       --------             -----------------

  900 Saxonburg Boulevard                                  Owned                 1996                   $1,077,000
  Pittsburgh, Pennsylvania 15223

  5200 Butler Street                                       Owned                 1958                   $  198,000
  Pittsburgh, Pennsylvania 15201


         In addition, the Bank owns property at 920 Saxonburg Boulevard which consists of a single family dwelling that is rented for $650 per month. Upon termination of the lease, the Bank plans to use this property as a paved parking area for the Bank's customers and employees. At December 31, 1997, the net book value of the property was $64,000. On November 14, 1997, the Bank purchased property at 922 Saxonburg Boulevard for $66,000. This property was acquired for possible future business needs. This property is being leased as residential real estate and is included in "premises and equipment" on the balance sheet of the financial statements of the Company.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Stock Price Information - There were 726,005 shares of common stock of the Company outstanding on March 31, 1998, held by approximately 404 stockholders of record (not including the number of persons or entities holding the stock in nominee or street name through various brokerage firms). The Company completed the initial public offering of its common stock in February 1998 and has not paid any dividends on its common stock.


Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                 At December 31,
                                            --------------------------
                                              1997              1996
                                            -------            -------
                                                  (In thousands)
Selected financial data:
  Assets.............................       $39,780            $33,297
  Loans receivable, net..............        12,292             10,865
  Investment securities..............         6,074              5,528
  Mortgage-backed securities.........        10,906              7,511
  Deposits...........................        35,804             29,319
  Retained earnings..................         3,450              3,570


                                                        For the Year Ended December 31,
                                                        -------------------------------
                                                         1997                     1996
                                                         ----                     ----
                                                               (In thousands)
Selected operating data:
  Interest income...............................        $2,294                  $1,966
  Interest expense..............................         1,452                   1,137
                                                        ------                  ------

    Net interest income.........................           842                     829
  Provision for credit losses...................            44                      37
                                                        ------                  ------

    Net interest income after provision for
      loan losses...............................           798                     792
                                                        ------                  ------

  Noninterest income............................            73                     154

  Noninterest expense...........................         1,221                   1,033(1)
                                                         -----                   -----

  Loss before income taxes......................          (350)                    (87)
  Income tax benefit............................           (59)                    (41)
                                                       -------                 -------

    Net loss....................................       $  (291)                $   (46)
                                                        ======                 =======


----------------------
(1)  Includes  a  one-time   expense  of  $160,000   assessed  by  the  FDIC  to
     recapitalize the SAIF.

             SELECTED CONSOLIDATED FINANCIAL RATIOS AND OTHER DATA

                                                            At or For the Year Ended December 31,
                                                        --------------------------------------------
                                                                 1997                     1996
                                                        ----------------------   -------------------
Performance Ratios:

Return on average assets
  (net income divided by average total assets).......              (0.80)%                  (0.15)%

Return on average equity
  (net income divided by average equity).............              (7.98)                   (1.27)

Average equity to average assets
  (average equity divided by average total assets)...               9.97                    11.92

Equity to assets at period end.......................               8.67                    10.72

Loans to deposits....................................              34.64                    37.30

Interest rate spread(1)..............................               2.41                     2.62

Net yield on average-interest earning assets(2)......               2.58                     2.90

Average interest-earning assets to average
  interest-bearing liabilities.......................             106.58                   109.36

Net interest income after provision for loan
  losses to total noninterest expenses...............              65.36                    76.74

Noninterest expense to average assets................               3.34                     3.39



Asset Quality Ratios:

Non-performing loans to total loans..................               2.00                     2.12

Non-performing assets to total assets................               0.62                     0.70

Allowance for loan losses to non-performing assets...              44.35                    28.45



Regulatory Capital Ratios:

Tangible.............................................               8.24                    10.10

Core.................................................               8.24                    10.10

Total Risk Based.....................................              21.18                    28.00



---------------------------------
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net yield on average-interest earning assets is net interest income before provision for credit losses divided by average interest-earning assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets increased by approximately $6,483,000 to $39,780,000 at December 31, 1997 from $33,297,000 at December 31, 1996. The increase was funded by a $6,486,000 or 22.1% increase in deposits due to the inflow of cash associated with new deposits being attracted to our new Shaler Township office, which opened in September 1996.

         Total mortgage-backed securities increased by $3,395,000 or 45.2% to $10,906,000 at December 31, 1997 from $7,511,000 at December 31, 1996. There was an increase in available for sale mortgage-backed securities of $1,326,000 to $1,379,000 at December 31, 1997 from $53,000 at December 31, 1996. These purchased securities have interest rates ranging from 6.8% and 7.2% and scheduled repayments between twenty-nine and thirty years. Held to maturity mortgage-backed securities increased $2,070,000 or 27.8% to $9,527,000 at December 31, 1997 from $7,457,000 at December 31, 1996. Of this increase, approximately $2 million relates to securities with interest rates ranging from 5.5% to 7.0% and maturities within five years. Mortgage-backed securities are typically being used to supplement the loan portfolio in periods of inadequate demand. Principal repayments from mortgage-backed securities are being used to fund loans and to meet other operating activities.

         Net loan receivables increased $1,427,000 or 13.1% from $10,865,000 at December 31, 1996 to $12,292,000 at December 31, 1997. Home equity loans increased $1,171,000 to $3,188,000 at December 31, 1997 from $2,017,000 at
December 31, 1996 as a result of the demand for this loan product at the new Shaler Township office. The funding of the loan growth was mainly provided by the means discussed above, specifically the usage of principal repayments from mortgage-backed securities.

         Deposits increased $6,486,000 to $35,805,000 at December 31, 1997 from $29,319,000 at December 31, 1996. This increase primarily represents deposits accumulated with the opening of the new Shaler Township office. Specifically, there were increases in certificates of deposit of $4,223,000, NOW accounts of $1,632,000, and savings accounts of $703,000 as customers preferred the higher yielding returns and flexibility available with the certificate of deposit products.

         Retained earnings decreased by $120,000 to $3,450,000 at December 31, 1997 from $3,570,000 at December 31, 1996 as a result of a net loss of $291,000 offset somewhat by an increase of $171,000 from the unrealized gain on securities available for sale.

         On September 30, 1997, the Board of Directors of the Bank adopted the Plan of Conversion (the "Conversion") pursuant to which the Bank proposed to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and the concurrent formation of a holding company for the Bank.

         On February 26, 1998, SFSB Holding Company became a bank holding company by acquiring all of the outstanding capital stock of the Bank by exchanging approximately $3.5 million of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted to be retained. From the proceeds of the Conversion, approximately $73,000 was allocated to common stock, and $6.9 million, which is net of $333,000 conversion costs, was allocated to additional paid-in capital.

Results of Operations

         Our net loss increased $245,000 to $291,000 for the year ended December 31, 1997 from $46,000 for the same period ended December 31, 1996. This increase was primarily due to a decline in noninterest income of $80,000 or 52.4% coupled with an increase in noninterest expense of $187,000 or 18.1%. As discussed below, non-interest income declined primarily due to gains on sales of securities that occurred during the year ended December 31, 1996 that were not repeated during the following fiscal year and noninterest expense increased primarily due to the costs associated with the operation of the Shaler Township office that was opened in September 1996. The operation of this new office has resulted in both increased net income after provision for loan losses and increased service fees during the year ended December 31, 1997. However, the increase in noninterest expense has, as expected, more than offset these other increases during the five fiscal quarters the branch has been in operation. If, through time, the Shaler Township office is successful, net income after provision for loan losses and service fee income will both increase in greater dollar amounts than noninterest expense has increased due to the operation of the Shaler Township office. However, as with any expansion, if the new office does not ultimately result in sufficient increased loan and deposit activity and increased net interest income and noninterest income, these expenses would continue to have an adverse effect on the Bank during 1998 and in future periods.

         Net interest income increased slightly by $13,000 to $842,000 for the year ended December 31, 1997 compared to $829,000 for the same period ended December 31, 1996. There was an increase in interest income resulting primarily from an increase in earnings on interest-bearing deposits with other banks of $109,000 or 37.0%, loans of $95,000 or 11.4%, and investment securities of $94,000 or 31.3%. The increases in interest income were primarily due to an increase in the average principal balances of interest-bearing deposits with other banks of $1,163,000, loans of $1,554,000, and investment securities of $1,640,000. These increases, as discussed previously, were funded by proceeds of depositors from the opening of the Shaler Township office. The yield on other interest-earning assets increased 71 basis points from 5.28% for 1996 to 5.99% for 1997 due to the purchase of $1,140,000 in certificates of deposit with interest rates ranging from 5.85% to 6.20%. These increases to interest income were offset by a decline in the yield on loans from 8.47% in 1996 to 8.32% for 1997 as the competitive nature of the Bank's market area forced interest rates on certain loan products downward.

         Interest expense on deposits increased $315,000 or 27.8% from $1,137,000 for the year December 31, 1996 to $1,452,000 for the same period ended 1997. The increase was primarily due to the average volume of certificates of deposit increasing $4,608,000 or 30.6% due to the opening of the new Shaler Township office. The increase in interest expense was further impacted by the yield on certificates of deposit increasing from 5.44% for 1996 to 5.68% for 1997 due to the movement from lower paying savings accounts to higher yielding certificate accounts.

         Our provision for loan losses increased $7,000 from $37,000 for the year ended December 31, 1996 to $44,000 for the same period ended December 31, 1997 primarily in response to loan growth. Historically, we have emphasized our loss experience over other factors in establishing the provision for loan losses. We review the allowance for loan losses in relation to (i) our past loan experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. Because of the increased coverage of the allowances for loan losses to total loans, management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Noninterest income which is comprised principally of service charges on deposit accounts and gains on sale of securities decreased $81,000 or 52.4% to $73,000 for the year ended December 31, 1997 from $154,000 for the same period ended December 31, 1996. Service charges on deposit accounts increased $45,000 to $61,000 for 1997 compared to $16,000 for 1996. Since the opening of the Shaler Township office in September 1996, service fees increased due to a higher fee structure and a larger deposit base. In 1996, the Bank recognized gains from sales of FHLMC common stock of $124,000.
There were no sales from the available for sale portfolio in 1997.

         Noninterest expense increased $187,000 or 18.1% to $1,220,000 for the year ended December 31, 1997 from $1,033,000 for the same period ended December 31, 1996. The increase was the result of operating a larger organization including the opening of the Shaler Township office in September 1996. Compensation and benefits increased $115,000 or 25.7%, due to the recognition of $43,000 in supplemental retirement expenses for senior management and the hiring of new employees for the Shaler Township office. Occupancy and equipment increased $88,000 or 68.4% to $216,000 for 1997 compared to $128,000 for 1996 primarily due to an increase of $63,000 in depreciation expenses related to buildings, furniture, and equipment for the Shaler Township office, as well as smaller increases in other expenses of this type. Data processing expenses increased from $68,000 for 1996 to $132,000 for 1997 or $64,000. This increase is directly affected by the increase in volume of processing and number of accounts since the opening of the Shaler Township office. Other operating expenses increased by $96,000 from $152,000 for 1996 to $248,000 for 1997 due to recognition of $56,000 from the implementation of a directors consultation and retirement plan and $18,000 of ATM expenses from the operation of an ATM which was put into use in September 1996. These increases to noninterest expense were partially offset by a decrease of $180,000 in federal insurance premiums. The decrease in federal insurance premiums was the result of the recapitalization of the Savings Association Insurance Fund ("SAIF"). The SAIF insurance assessment rate paid by the us before the recapitalization was 23(cent) per $100 of deposits and decreased to 6.5(cent) per $100 of deposits after the recapitalization of SAIF.

         A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our Bank's operation. Data processing is also essential to most other financial institutions and many other companies. All of our material data processing that could be affected by this problem is provided by a third party service bureau. Our service bureau has advised us that it expects to resolve this potential problem before the year 2000. However, if our service bureau is unable to resolve this potential problem in time, we would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation.

         Income tax benefit increased $18,000 to $58,000 for the year ended December 31, 1997 compared to $40,000 for the same period ended December 31, 1996 due to a larger net loss on operations and an offsetting establishment of a $79,000 valuation allowance for net deferred tax assets. In establishing a valuation allowance, management considered the history of operating losses of the Bank coupled with the Bank's future ability to recognize Commonwealth of Pennsylvania net operating loss carryforwards which will expire within three years.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits with other banks and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

         Net cash used for operating activities was $318,000 for 1997 as compared to $32,000 for 1996. This increase was primarily the result of an increase in the net loss from operations of $245,000, prepaid conversion costs of $157,000, and prepaid federal income taxes of $103,000. This increase was partially offset by the decline in net security gains of $124,000 and an increase in depreciation and amortization expense of $72,000 primarily from the new Shaler Township office.

         Investing activities consist primarily of loan originations and repayments, investment purchases and maturities, and mortgage-backed security purchases and repayments. These activities used $5,484,000 in funds for 1997, principally for purchase of investment and mortgage-backed securities of $1,430,000 and $5,498,000, respectively, and the net funding of loans which totaled $1,471,000. These cash outlays were partially offset from investment and mortgage-backed security repayments and maturities of $1,144,000 and $2,093,000, respectively. For 1996, investing activities used $3,090,000, resulting from the purchase and construction of the Shaler Township office totaling $1,418,000, the net funding of loans for $1,322,000, and $1,893,000 for the purchase of investment securities and certificates of deposits. These cash outlays exceeded funds received from investment and mortgage-backed security repayments and maturities of $405,000 and $1,585,000, respectively.

         Net  cash  provided  from  our  financing  activities,   which  consist
principally of the solicitation and repayment of customer deposits, totaled $6,470,000 for 1997 as compared to $3,895,000 for 1996.

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

Average Balance

         The following tables set forth a summary of average balances of assets and liabilities as well as average yield and cost information. Average balances are derived from quarterly average balances, however, we do not believe the use of quarterly balances has caused any material differences in the information presented. Tax equivalent adjustments have been made to yields or securities that are exempt from federal income tax, assuming a tax rate of 34%.

                                                             For the Year Ended December 31,                     At December 31,
                                               -------------------------------------------------------------- ---------------------
                                                           1997                              1996                     1997
                                               ------------------------------  ------------------------------ ---------------------
                                                                     Average                         Average             Average
                                                Average               Yield/      Average             Yield/              Yield/
                                                Balance   Interest     Cost       Balance  Interest    Cost    Balance     Cost
                                               --------   --------  ---------  ----------  -------- ---------  -------   ------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)........................   $11,399   $  948      8.32%        $9,845    $834     8.47%    $12,402    8.22%
  Mortgage-backed securities.................     8,460      568      6.71          7,992     537     6.72      10,906    6.79
  Investments securities.....................     6,791      394      6.41          5,151     301     6.33       6,074    6.43
  Other interest-earning assets..............     6,727      403      5.99          5,564     294     5.28       5,728    5.69
                                                 ------    -----      ----         ------   -----     ----      ------    ----
Total interest-earning assets................    33,377    2,313      7.05         28,552   1,966     6.97      35,110    7.05
                                                           -----                            -----
Non-interest-earning assets..................     3,180                             1,939                        4,670
                                                 ------                            ------                       ------
Total assets.................................   $36,557                           $30,491                      $39,780
                                                 ======                            ======                       ======
Interest-bearing liabilities:
  Interest-bearing demand deposits...........   $ 2,649       66      2.49        $ 2,402      59     2.46     $ 3,020    2.33
  Certificates of deposit....................    19,670    1,117      5.68         15,062     820     5.44      21,558    5.68
  Savings deposits...........................     8,996      269      2.99          8,645     258     2.98       9,532    3.00
                                                 ------    -----      ----         ------   -----     ----      ------    ----
Total interest-bearing liabilities...........    31,315    1,452      4.64         26,109   1,137     4.35      34,110    4.63
                                                 ------    -----                   ------   -----               ------
Noninterest-bearing liabilities..............     1,597                               746                        2,220
                                                 ------                            ------                       ------
Total liabilities............................   $32,912                           $26,855                      $36,330
                                                 ======                            ======                       ======
Retained Earnings............................     3,645                             3,636                        3,450
                                                 ------                            ------                       ------
Total liabilities and retained earnings......   $36,557                           $30,491                      $39,780
                                                 ======                            ======                       ======
Net interest income..........................             $  861                           $  829
                                                           =====                            =====
Interest rate spread(2)......................                         2.41%                           2.62%               2.42%
Net yield on interest-earning assets(3)......                         2.58%                           2.90%               2.45%
Ratio of average interest-earning assets
  to average interest-bearing liabilities....                       106.58%                         109.36%             102.93%


------------
(1)  Average balances include non-accrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest earnings assets and interest bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to rate.

                                                   Year Ended December 31,
                                        ---------------------------------------------
                                           1997 vs. 1996          1996 vs. 1995
                                        ---------------------  ----------------------
                                         Increase (Decrease)   Increase (Decrease)
                                                Due to              Due to
                                        ---------------------  ---------------------
                                         Volume   Rate    Net  Volume   Rate     Net
                                         ------   ----    ---  ------   ----     ---
                                                   (Dollars in thousands)
Interest income:
  Loans receivable ....................   $132   $(18)   $114   $ 61    $ (3)   $ 58
  Mortgage-backed securities ..........     31      0      31     (4)     11       7
  Investment securities ...............     96     (3)     93     30     (17)     13
  Other interest-earning assets .......     61     48     109    (35)    (18)    (53)
                                          ----   ----    ----   ----    ----    ----
     Total interest-earning assets ....    320     27     347     52     (27)     25
                                          ====   ====    ====   ====    ====    ====

Interest expense:
  Interest-bearing demand deposits ....   $  6   $  1    $  7   $ (4)   $ (1)   $ (5)
  Certificates of deposit .............    251     46     297     85       5      90
  Savings deposits ....................     10      1      11    (12)     (3)    (15)
                                          ----   ----    ----   ----    ----    ----
     Total interest-bearing liabilities    267     48     315     69       1      70
                                          ====   ====    ====   ====    ====    ====

Change in net interest income .........   $ 53   $(21)   $ 32   $(17)   $(28)   $(45)
                                          ====   ====    ====   ====    ====    ====



Item 7. Financial Statements
----------------------------

         The financial statements begin on the following page.

                          STANTON FEDERAL SAVINGS BANK
                          AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                                             Page
                                                            Number
                                                        ---------------
       Report of Independent Auditors                         28

       Financial Statements

            Balance Sheet                                     29

            Statement of Income                               30

            Statement of Retained Earnings                    31

            Statement of Cash Flows                           32

       Notes to Financial Statements                       33 - 50

                                  [Letterhead]

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors
Stanton Federal Savings Bank

We have audited the accompanying balance sheet of Stanton Federal Savings Bank as of December 31, 1997, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stanton Federal Savings Bank as of December 31, 1996 and for the year then ended, were audited by other auditors whose report, dated March 6, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Federal Savings Bank as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/S.R.Snodgrass, A.C.

Wexford, PA
March 27, 1998

                          STANTON FEDERAL SAVINGS BANK
                                  BALANCE SHEET

                                                                     December 31,
                                                                  1997          1996
                                                               -----------   -----------

ASSETS
Cash and due from banks                                        $   766,882   $   770,715
Interest-bearing overnight deposits with other banks             4,280,020     3,607,995
                                                               -----------   -----------

       Cash and cash equivalents                                 5,046,902     4,378,710

Certificates of deposits with other banks                        3,036,715     2,844,900
Investment securities available for sale                         1,532,656     1,244,753
Investment securities held to maturity  (market
       value of  $4,602,468 and $4,268,173)                      4,541,478     4,283,449
Mortgage-backed securities available for sale                    1,378,503        53,791
Mortgage-backed securities held to maturity (market
       value of  $9,649,748 and $7,402,651)                      9,527,074     7,457,415
Loans receivable (net of allowance for loan losses
       of  $109,951 and $65,951)                                12,292,157    10,864,801
Accrued interest receivable                                        267,171       225,714
Premises and equipment                                           1,662,909     1,664,306
Federal Home Loan Bank stock                                       171,700       161,800
Other assets                                                       322,763       117,238
                                                               -----------   -----------

       TOTAL ASSETS                                            $39,780,028   $33,296,877
                                                               ===========   ===========

LIABILITIES
Deposits                                                       $35,804,473   $29,318,964
Advances by borrowers for taxes and insurance                      110,211       125,711
Accrued interest payable and other liabilities                     415,573       282,073
                                                               -----------   -----------
       TOTAL LIABILITIES                                        36,330,257    29,726,748
                                                               -----------   -----------

Commitments and contingencies

RETAINED EARNINGS
Retained earnings-substantially restricted                       3,011,068     3,301,992
Unrealized gain on securities available for sale, net of tax       438,703       268,137
                                                               -----------   -----------
       TOTAL RETAINED EARNINGS                                   3,449,771     3,570,129
                                                               -----------   -----------

       TOTAL LIABILITIES AND
            RETAINED EARNINGS                                  $39,780,028   $33,296,877
                                                               ===========   ===========


See accompanying notes to the financial statements.

                          STANTON FEDERAL SAVINGS BANK
                               STATEMENT OF INCOME

                                                       Year Ended December 31,
                                                         1997          1996
                                                      -----------    -----------

INTEREST AND DIVIDEND INCOME
Loans receivable                                      $   929,788    $   834,482
Interest-bearing deposits with other banks                403,081        294,199
Investment securities
       Taxable                                            313,360        250,711
       Exempt from federal income tax                      80,212         49,209
Mortgage-backed securities                                567,828        537,353
                                                      -----------    -----------
       Total interest and dividend income               2,294,269      1,965,954
                                                      -----------    -----------

INTEREST EXPENSE
Deposits                                                1,452,031      1,136,528
                                                      -----------    -----------
       Total interest expense                           1,452,031      1,136,528
                                                      -----------    -----------

NET INTEREST INCOME                                       842,238        829,426

Provision for loan losses                                  44,000         36,500
                                                      -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       798,238        792,926
                                                      -----------    -----------

NONINTEREST INCOME
Service fees                                               61,538         16,393
Investment securities gains, net                             --          124,468
Other                                                      11,558         12,729
                                                      -----------    -----------
       Total noninterest income                            73,096        153,590
                                                      -----------    -----------

NONINTEREST EXPENSE
Compensation and employee benefits                        562,438        447,279
Occupancy and equipment                                   215,971        128,242
Federal insurance premium                                  38,572        211,724
Data processing                                           131,515         67,933
Stationary and printing                                    23,388         25,793
Other                                                     248,642        152,232
                                                      -----------    -----------
       Total noninterest expense                        1,220,526      1,033,203
                                                      -----------    -----------

Loss before income tax benefit                           (349,192)       (86,687)
Income tax benefit                                        (58,268)       (40,416)
                                                      -----------    -----------


NET LOSS                                              $  (290,924)   $   (46,271)
                                                      ===========    ===========

See accompanying notes to financial statements.

                          STANTON FEDERAL SAVINGS BANK
                         STATEMENT OF RETAINED EARNINGS

                                                           Unrealized
                                                           Gain (Loss)
                                                          on Securities
                                                          Available for
                                           Retained         Sale, Net
                                            Earnings        of Taxes       Total
                                           -----------    ------------   -----------

Balance, December 31, 1995                 $ 3,348,263    $   276,108    $ 3,624,371

       Net loss                                (46,271)            --        (46,271)
       Net unrealized loss on securities            --         (7,971)        (7,971)
                                           -----------    -----------    -----------

Balance, December 31, 1996                   3,301,992        268,137      3,570,129

       Net loss                               (290,924)            --       (290,924)
       Net unrealized gain on securities            --        170,566        170,566
                                           -----------    -----------    -----------

Balance, December 31, 1997                 $ 3,011,068    $   438,703    $ 3,449,771
                                           ===========    ===========    ===========




See accompanying notes to the financial statements.

                          STANTON FEDERAL SAVINGS BANK
                             STATEMENT OF CASH FLOWS

                                                                 Year Ended December 31,
                                                                   1997           1996
                                                                -----------    ------------
OPERATING ACTIVITIES
Net loss                                                        $  (290,924)   $   (46,271)
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Provision for loan losses                                     44,000         36,500
       Depreciation                                                 121,500         58,203
       Investment securities gains, net                                --         (124,468)
       Deferred income taxes                                          2,484            789
       Increase in accrued interest receivable                      (41,457)       (12,284)
       Other, net                                                  (153,331)        55,759
                                                                -----------    -----------
       Net cash used for operating activities                      (317,728)       (31,772)
                                                                -----------    -----------

INVESTING ACTIVITIES
Increase in certificates of deposits                               (191,815)      (668,453)
Investment securities available for sale:
       Purchases                                                    (32,576)      (525,018)
       Proceeds from sales                                             --          130,333
       Maturities and repayments                                      3,172          3,998
Investment securities held to maturity:
       Purchases                                                 (1,397,004)      (700,000)
       Maturities and repayments                                  1,140,679        405,240
Mortgage-backed securities available for sale:
       Purchases                                                 (1,325,491)          --
       Maturities and repayments                                        713         36,795
Mortgage-backed securities held to maturity:
       Purchases                                                 (4,172,828)    (1,094,529)
       Maturities and repayments                                  2,092,420      1,622,237
Net increase in loans receivable                                 (1,471,356)    (1,322,070)
Purchase of Federal Home Loan Bank stock                             (9,900)        (8,300)
Purchase of premises and equipment, net                            (120,103)      (970,135)
                                                                -----------    -----------
       Net cash used for investing activities                    (5,484,089)    (3,089,902)
                                                                -----------    -----------

FINANCING ACTIVITIES
Net increase in deposits                                          6,485,509      3,900,836
Net decrease in advances by borrowers for taxes and insurance       (15,500)        (6,101)
                                                                -----------    -----------
       Net cash provided by financing activities                  6,470,009      3,894,735
                                                                -----------    -----------

       Increase in cash and cash equivalents                        668,192        773,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,378,710      3,605,649
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 5,046,902    $ 4,378,710
                                                                ===========    ===========

See accompanying notes to the financial statements.

                          STANTON FEDERAL SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

       Nature of Operations and Basis of Presentation
       ----------------------------------------------

       Stanton Federal Savings Bank (the "Bank") is a federally chartered mutual savings bank located in Pittsburgh, Pennsylvania. The Bank's principal sources of revenue emanate from its investment, mortgage-backed securities, and mortgage loan portfolios. The Bank is supervised by the Office of Thrift Supervision.

       The accounting policies followed by the Bank and the methods of applying these principles conform with generally accepted accounting principles and with general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

       Investment and Mortgage-Backed Securities
       -----------------------------------------

       Investment and mortgage-backed securities are classified, at the time of purchase, based on management's intention and ability, as securities held to maturity or securities available for sale. Debt securities, acquired with the intent and ability to hold to maturity are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and are recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of retained earnings, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

       Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution which is wholly-owned by other financial institutions. This equity security is accounted for at cost and reported separately on the accompanying balance sheet.

       Loans Receivable
       ----------------

       Loans receivable are stated at their unpaid principal amounts net of any unearned income. Interest on loans is credited to income as earned.
       Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income.

       The accrual of interest is generally discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status unpaid interest is charged against income. Interest received on nonaccrual loans is either applied to principal or reported as interest income, according to management's judgment as to the collectibility of principal.

       Loan Origination Fees
       ---------------------

       Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the related loans using the interest method.

       Allowance for Loan Losses
       -------------------------

       The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

       A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance, homogeneous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due including interest accrued at the contractual interest rate during the period of the delay. All loans identified as impaired are evaluated independently by management. The Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of said collateral. Impaired loans, or portions thereof, are charged-off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable, unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

       Premises and Equipment
       ----------------------

       Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

       Real Estate Owned
       -----------------

       Real estate owned, acquired in settlement of foreclosed loans, is carried at the lower of cost or fair value minus estimated cost to sell. Valuation allowances for estimated losses are provided when the carrying value exceeds the fair value. Direct costs incurred on such properties are recorded as expenses of current operations.

       Federal Income Taxes
       --------------------

       Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

       Cash Flow Information
       ---------------------

       Cash payments for interest in 1997 and 1996 were $1,449,816 and $1,135,755, respectively. Cash payments for income taxes in 1996 were $19,389. There were no cash payments for income taxes in 1997.

       Reclassification of Comparative Amounts
       ---------------------------------------

       Certain   comparative  account  balances  for  prior  periods  have  been reclassified to conform to the current period classifications. Such reclassifications did not effect net income.

       Recent Accounting Pronouncements
       --------------------------------

       In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The provisions of Statement 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of the provisions of Statement No. 127 is not expected to have a material impact on the financial position or results of operations.

       In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The provisions of the statement are effective for all fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on financial position or results of operations.

2.     INVESTMENT SECURITIES

       The amortized cost and estimated market values of investment securities available for sale and held to maturity are summarized as follows:

                                                                                1997
                                           ----------------------------------------------------------------------------------

                                                                       Gross                Gross              Estimated
                                                Amortized           Unrealized            Unrealized             Market
                                                  Cost                 Gains                Losses               Value
                                           -----------------    -----------------     ----------------     ----------------
       Available for Sale
       Mutual funds                        $         850,735    $               -     $        (60,876)    $        789,859
       FHLMC common stock                             17,353              725,444                    -              742,797
                                           -----------------    -----------------     ----------------     ----------------

                      Total                $         868,088    $         725,444     $        (60,876)    $      1,532,656
                                           =================    =================     ================     ================

       Held to Maturity
       U.S. Government agency
            securities                     $       2,737,135    $           8,417     $        (16,628)    $      2,728,924
       Obligations of state and political
            subdivisions                           1,804,343               69,201                    -            1,873,544
                                           -----------------    -----------------     ----------------     ----------------

                      Total                $       4,541,478    $          77,618     $        (16,628)    $      4,602,468
                                           =================    =================     ================     ================

                                                                                  1996
                                           --------------------------------------------------------------------------------

                                                                       Gross                Gross              Estimated
                                                Amortized           Unrealized            Unrealized             Market
                                                  Cost                 Gains                Losses               Value
                                           -----------------    -----------------     ----------------     ----------------
       Available for Sale
       Mutual funds                        $         821,332    $               -     $        (65,319)    $        756,013
       FHLMC common stock                             17,353              471,387                    -              488,740
                                           -----------------    -----------------     ----------------     ----------------

                      Total                $         838,685    $         471,387     $        (65,319)    $      1,244,753
                                           =================    =================     ================     ================

       Held to Maturity
       U.S. Government agency
            securities                     $       2,678,012    $               -     $        (34,444)    $      2,643,568
       Obligations of state and political
            subdivisions                           1,605,437               47,474              (28,306)           1,624,605
                                           -----------------    -----------------     ----------------     ----------------

                      Total                $       4,283,449    $          47,474     $        (62,750)    $      4,268,173
                                           =================    =================     ================     ================

       The amortized cost and estimated market value of investments in debt securities by contractual maturity are shown below.

                                                                         Held to Maturity
                                                              --------------------------------------
                                                                                       Estimated
                                                                  Amortized              Market
                                                                     Cost                Value
                                                              ----------------     ----------------

            Due within one year                               $        250,000     $        248,975
            Due after one year through five years                    1,400,000            1,402,228
            Due after five years through ten years                   1,561,911            1,600,931
            Due after ten years                                      1,329,567            1,350,334
                                                              ----------------     ----------------

                      Total                                   $      4,541,478     $      4,602,468
                                                              ================     ================

       Proceeds from sales of investment securities available for sale and gross gains and losses realized on those sales for the year ended December 31, were as follows:

                                                                       1997                 1996
                                                                  ---------------      ---------------

            Proceeds from sales                                 $              -     $        130,333
            Gross gains                                                        -              124,468
            Gross losses                                                       -                    -

3.     MORTGAGE-BACKED SECURITIES

       The amortized cost and estimated market values of mortgage-backed securities available for sale and held to maturity are summarized as follows:

                                                                                 1997
                                           ---------------------------------------------------------------------------------

                                                                       Gross                Gross              Estimated
                                                Amortized           Unrealized            Unrealized             Market
                                                  Cost                 Gains                Losses               Value
                                           -----------------    ----------------      ---------------      -------------------
       Available for Sale
            Federal Home Loan
               Mortgage Corporation        $       1,020,727    $              -      $             -      $         1,020,727
            Federal National Mortgage
               Association                           357,643                 133                    -                  357,776
                                           -----------------    ----------------      ---------------      -------------------
                           Total           $       1,378,370    $            133      $             -      $         1,378,503
                                           =================    =================     ===============      ===================

       Held to Maturity
            Government National
                Mortgage Association       $       3,848,660    $         80,885      $       (18,251)     $         3,911,294
            Federal Home Loan
               Mortgage Corporation                3,265,585              49,341               (9,706)               3,305,220
            Federal National Mortgage
               Association                         2,412,829              20,405                    -                2,433,234
                                           -----------------    ----------------      ---------------      -------------------
                           Total           $       9,527,074    $        150,631      $       (27,957)     $         9,649,748
                                           =================    ================      ===============      ===================

                                                                                  1996
                                           ------------------------------------------------------------------------------------

                                                                       Gross                Gross              Estimated
                                                Amortized           Unrealized            Unrealized             Market
                                                  Cost                 Gains                Losses               Value
                                           -----------------    ----------------      ---------------      --------------------
       Available for Sale
            Federal National Mortgage
               Association                 $          53,589    $            202      $             -      $             53,791
                                           -----------------    ----------------      ---------------      --------------------

                           Total           $          53,589    $            202      $             -      $             53,791
                                           =================    =================     ===============      ====================

       Held to Maturity
            Government National
                Mortgage Association       $       4,130,286    $         34,324      $       (84,994)     $          4,079,616
            Federal Home Loan
               Mortgage Corporation                2,725,306              25,342              (29,136)                2,721,512
            Federal National Mortgage
               Association                           601,823               1,601               (1,901)                  601,523
                                           -----------------    ----------------      ---------------      --------------------

                           Total           $       7,457,415    $         61,267      $      (116,031)     $          7,402,651
                                           =================    ================      ================     ====================


       The  amortized  cost  and  estimated  market  value  of   mortgage-backed
       securities by contractual maturity are shown below. Mortgage-backed securities provide for periodic payments of principal and interest. Due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

                                                      Available for Sale                         Held to Maturity
                                           -------------------------------------      -----------------------------------------
                                                                     Estimated                                 Estimated
                                                Amortized             Market              Amortized              Market
                                                  Cost                 Value                 Cost                Value
                                           -----------------    -----------------     ----------------     --------------------

            Due within one year            $               -    $               -     $        372,426     $            368,195
            Due after one year through
                 five years                                -                    -            2,368,035                2,378,729
            Due after five years through
                 ten years                                 -                    -              753,547                  759,398
            Due after ten years                    1,378,370            1,378,503            6,033,066                6,143,426
                                           -----------------    -----------------     ----------------     --------------------

                           Total           $       1,378,370    $       1,378,503     $      9,527,074     $          9,649,748
                                           =================    =================     ================     ====================


4.     LOANS RECEIVABLE

       Loans receivable consist of the following:

                                                               1997                 1996
                                                        ----------------     -----------------
       Mortgage loans:
            1-4 family                                  $      7,652,183     $      7,539,096
            Home equity                                        3,187,949            2,016,854
            Multi-family                                          32,519               68,569
            Commercial                                         1,097,549              921,368
                                                        ----------------     -----------------
                                                              11,970,200           10,545,887
                                                        ----------------     -----------------
       Consumer loans:
            Share loans                                          312,550              328,573
            Other                                                129,090               70,215
                                                        ----------------     -----------------
                                                                 441,640              398,788
                                                        ----------------     -----------------

       Less:
            Deferred loan origination fees, net                    9,732               13,923
            Allowance for loan losses                            109,951               65,951
                                                        ----------------     -----------------
                                                                 119,683               79,874
                                                        ----------------     -----------------

                           Total                        $     12,292,157     $     10,864,801
                                                        ================     ================


       The Bank's primary business activity is with customers located within its local trade area. Commercial, residential, and personal loans are granted. The repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

       Activity in the allowance for loan losses for the year ended December 31, is as follows:

                                                               1997                 1996
                                                        ----------------     ----------------

            Balance, at beginning of
                period                                  $         65,951     $         40,013

            Loans charged off                                          -              (10,562)
            Recoveries                                                 -                    -
                                                        ----------------     ----------------

            Net loans charged off                                      -              (10,562)
            Provision for loan losses                             44,000               36,500
                                                        ----------------     ----------------

            Balance, at end of period                   $        109,951     $         65,951
                                                        ================     ================


       The Bank had nonaccrual loans of $93,366 and $85,100 at December 31, 1997 and 1996, respectively, which in management's opinion did not meet the definition of impaired. Interest income on loans would have been increased by $11,426 and $7,365 respectively, if these loans had performed in accordance with their original terms.

       In the normal course of business, loans are extended to directors and executive officers and their associates. In management's opinion, all of these loans are on substantially the same terms and conditions as loans to other individuals and businesses of comparable creditworthiness. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended December 31, 1997, is as follows:

                  1996            Additions      Repayments          1997
                  ----            ---------      ----------          ----

                $380,987              -            $18,037         $362,950

5.     ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable consists of the following:

                                                              1997                 1996
                                                       ----------------     ----------------

            Investment securities                      $         83,962     $         59,577
            Mortgage-backed securities                           77,107               56,489
            Interest-bearing deposits                            26,315               44,008
            Loans receivable                                     79,787               65,640
                                                       ----------------     ----------------

                         Total                         $        267,171     $        225,714
                                                       ================     ================

6.     PREMISES AND EQUIPMENT

       Premises and equipment consist of the following:

                                                             1997                 1996
                                                      ----------------     ----------------
            Land and improvements                     $        422,181     $        422,181
            Buildings and improvements                       1,140,695            1,074,317
            Furniture and equipment                            654,281              600,556
                                                      ----------------     ----------------
                                                             2,217,157            2,097,054
            Less accumulated depreciation                      554,248              432,748
                                                      ----------------     ----------------

                           Total                      $      1,662,909     $      1,664,306
                                                      ================     ================


       Depreciation expense for the years ended December 31, 1997 and 1996 was $121,500 and $58,203, respectively.

7.     FEDERAL HOME LOAN BANK STOCK

       The Bank is a member of the FHLB System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of 1% of its outstanding home loans or 5% of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31 of each year.

8.     DEPOSITS

       Comparative details of deposits are as follows:

                                                             1997                                      1996
                                           ---------------------------------------------------------------------------------

                                                 Amount                  %                  Amount                 %
                                           ------------------     ----------------  -------------------      ---------------

       Noninterest-bearing                 $       1,691,598                  4.7%   $          678,870                 2.3%
                                           ------------------     ----------------  -------------------      ---------------
       Interest-bearing
            Savings                                9,534,653                 26.6             8,829,611                30.1
            NOW checking                           1,691,471                  4.7             1,075,071                 3.7
            Money market                           1,328,365                  3.8             1,400,519                 4.8
                                           ------------------     ----------------  -------------------      ---------------
                                                  12,554,489                 35.1            11,305,201                38.6
                                           ------------------     ----------------  -------------------      ---------------

       Time certificates of deposit
            2.00 - 3.99%                               1,597                  -                 180,745                 0.6
            4.00 - 5.99%                          18,464,893                 51.6            13,036,968                44.4
            6.00 - 7.99%                           3,091,896                  8.6             4,091,085                14.0
            8.00 - 9.99%                                   -                  -                  26,095                 0.1
                                           ------------------     ----------------  -------------------      ---------------
                                                  21,558,386                 60.2            17,334,893                59.1
                                           ------------------     ----------------  -------------------      ---------------

                      Total                $      35,804,473                100.0%  $        29,318,964               100.0%
                                           ==================     ================= ===================      ===============

       The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $2,042,094 and $702,554 at December 31, 1997
       and 1996, respectively. Deposits in excess of $100,000 are not federally insured.

       The scheduled maturities of time certificates of deposit as of December 31, 1997 are as follows:

       Within one year                                        $     16,586,014
       Beyond one year but within three years                        4,305,893
       Beyond three years but within five years                        529,719
       Beyond five years                                               136,760
                                                                ---------------

                 Total                                        $     21,558,386
                                                                ===============

       Interest expense by deposit category for the years ended December 31, is as follows:

                                                       1997                 1996
                                                ----------------     ----------------

       Savings                                  $        269,418     $        258,295
       NOW and money market                               65,860               58,793
       Time certificates of deposit                    1,116,753              819,440
                                                ----------------     ----------------

            Total                               $      1,452,031     $      1,136,528
                                                ================     ================

9.     BORROWING CAPACITY

       Borrowing capacity consists of credit arrangements with the FHLB of Pittsburgh. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages and the Bank's investment in FHLB stock. As of December 31, 1997, the Bank's maximum borrowing capacity with the FHLB was approximately $21.8 million. As of December 31, 1997 and 1996, there were no outstanding borrowings.

10.    SAVINGS ASSOCIATION INSURANCE FUNDS RECAPITALIZATION

       On September 30, 1996, the President signed into law legislation which included, among other things, recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. The gross effect to the Bank amounted to $160,102, which is reflected in the financial results of the Bank for the year ended December 31, 1996.

11.    INCOME TAXES

       The components of income tax benefit for the years ended December 31, are summarized as follows:

                                                   1997                 1996
                                            ----------------     ----------------
       Current payable:
            Federal                         $        (79,649)    $        (27,912)
            State                                     18,897              (13,293)
                                            ----------------     ----------------
                                                     (60,752)             (41,205)
       Deferred taxes:
            Federal                                    2,484                8,867
            State                                          -               (8,078)
                                            ----------------     ----------------

                                Total       $        (58,268)    $        (40,416)
                                            ================     ================


       Income taxes applicable to net securities gains were $42,319 for the year ended December 31, 1996.

       On August 20, 1996, The Small Business Job Protections Act (the "Act") was signed into law. The Act eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. The Act provides that bad debt reserves accumulated prior to 1988 be exempt from recapture. Bad debt reserves accumulated after 1987 are subject to recapture. The Bank has accumulated additional bad debt reserves since 1987 of $85,251.

       The following temporary differences gave rise to the net deferred tax liabilities:

                                                                       1997                 1996
                                                                ----------------     ----------------
       Deferred tax assets:
            Allowance for loan losses                           $         28,884     $         13,923
            Pension liability                                             21,942               28,621
            Deferred compensation                                         33,723                    -
            Deferred loan origination fees, net                            3,309                9,604
            State net operating loss carryforward                         45,353                    -
            Other                                                          1,602                  689
                                                                ----------------     ----------------
                           Total gross deferred tax assets               134,813               52,837
                           Less valuation allowance                       78,945                    -
                                                                ----------------     ----------------
                                 Net deferred tax asset                   55,868               52,837
                                                                ----------------     ----------------

       Deferred tax liabilities:
            Net unrealized gain on securities                            225,998              138,131
            Premises and equipment                                        11,463                6,272
            Discount on mortgage-backed securities                             -               15,096
            Excess tax bad debt reserve                                   28,985               28,985
            Other                                                         15,420                    -
                                                                ----------------     ----------------
                           Total gross deferred tax liabilities          281,866              188,484
                                                                ----------------     ----------------

                                 Net deferred liabilities       $       (225,998)    $       (135,647)
                                                                ================     ================


       The reconciliation of the federal statutory rate and the Bank's effective income tax rate is as follows:

                                                             1997                                      1996
                                           ----------------------------------------     -------------------------------------
                                                                       % of                                       % of
                                                                      Pre-tax                                   Pre-tax
                                                 Amount               Income                Amount               Income
                                           ------------------     -----------------     ---------------      ----------------

       Benefit at statutory rate           $        (118,725)                (34.0%)    $      (29,474)                (34.0%)
       State tax expense (benefit),
            net of federal tax                        12,472                    3.6             (8,773)                 (10.1)
       Tax exempt income                             (22,656)                  (6.5)           (16,731)                 (19.3)
       Valuation allowance                            78,945                   22.6                  -                    -
       Other                                          (8,304)                  (2.4)            14,562                   16.8
                                           ------------------     -----------------     ---------------      ----------------
            Actual tax benefit
               and effective rate          $         (58,268)                (16.7%)    $      (40,416)                (46.6%)
                                           ==================     =================     ===============      ================


       The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax which is calculated at 11.5% of earnings based on generally accepted accounting principles with certain adjustments.

       The Bank has available at December 31, 1997, $394,373 of unused state operating loss carryforwards that may be applied against future taxable income and that expire from 1999 to 2000.

12.    EMPLOYEE BENEFITS

       Defined Benefit Plan
       --------------------

       The Bank sponsors a trusteed, defined benefit pension plan covering substantially all employees and officers. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank's funding policy is to make annual contributions as needed based upon the funding formula developed by the plan's actuary. Net periodic pension cost is comprised of the following:

                                                                      1997                 1996
                                                               ----------------     ----------------

            Service cost of the current period                 $         30,623     $         40,058
            Interest cost on projected benefit obligation                51,059               52,882
            Actual return on plan assets                                (54,148)             (21,803)
            Net amortization and deferral                                11,440              (14,237)
                                                               ----------------     ----------------

                    Net periodic pension cost                  $         38,974     $         56,900
                                                               ================     ================


       The actuarial present value of accumulated benefit obligations at December 31, 1997 and 1996, was $548,390 and $428,196, including vested benefits of $506,839 and $391,647, respectively. The following table sets forth the funded status and amounts recognized in the statement of financial condition:

                                                                 1997                 1996
                                                          ----------------     ----------------

            Plan assets at fair value                     $        643,046     $        549,600
            Projected benefit obligation                           923,158              713,241
                                                          ----------------     ----------------

            Funded status                                         (280,112)            (163,641)
            Unrecognized net loss                                  193,508               55,013
            Unrecognized prior service costs                         1,793                1,960
            Unrecognized transition liability                       20,277               22,488
                                                          ----------------     ----------------

                    Net pension liability                 $        (64,534)    $        (84,180)
                                                          ================     ================


       Assumptions used in the accounting for the defined benefit plan are as follows:

                                                                        1997             1996
                                                                       ------           -------

       Weighted average discount rate                                  6.50 %            7.25 %
       Rates of increase in compensation levels                        4.92 %            4.96 %
       Expected long-term rate of return on a%sets                     7.75 %            7.75 %

       Supplemental Retirement Plan
       ----------------------------

       Effective September 30, 1997, the Directors Consultation and Retirement Plan was adopted to provide post-retirement payments over a five year period to members of the Board of Directors who have completed five or more years of service. Expenses for the year ended December 31, 1997 amounted to $56,000.

       Supplemental Executive Retirement Plan
       --------------------------------------

       Effective December 16, 1997, the Executive Retirement Plan was adopted to provide executive officers with supplemental post-retirement benefits for life in addition to those provided under the Bank's pension plan for all eligible employees. Expenses for the year ended December 31, 1997 amounted to $43,185.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

       Commitments
       -----------

       In the normal course of business, the Bank makes various commitments which are not reflected in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures, and collateral requirements, as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

       The off-balance sheet commitments were comprised of the following:

                                                       1997                 1996
                                                  ---------------      ---------------
            Commitments to extend credit:
            One-to-four family                  $        518,000     $        108,000


       All of the Bank's commitments to fund future loans are fixed rate and at December 31, 1997 those rates ranged from 8.50% to 9.50%.

       Contingent Liabilities
       ----------------------

       In the normal course of business, the Bank is involved in various legal proceedings primarily involving the collection of outstanding loans. None of these proceedings are expected to have a material effect on the financial position or operations of the Bank.

14.    CAPITAL REQUIREMENTS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision sets forth capital standards applicable to all thrifts. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Capital adequacy guidelines involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

       Quantitative measures established by the regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of tangible and core capital (as defined in the regulations) to adjusted assets (as defined). Management believes as of December 31, 1997 that the Bank meets all capital adequacy requirements to which they are subject.

       As of December 31, 1997, the most recent notification from the Bank's primary regulator categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum tangible, core, and risk-based ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category.

       The  following  table   reconciles   capital  under  generally   accepted
       accounting principles to regulatory capital.

                                                               1997                 1996
                                                         ------------------------------------

       Total equity                                      $     3,449,771     $      3,570,129
       Unrealized gain on securities
         available for sale                                     (438,703)            (268,137)
                                                         ---------------     ----------------

       Tier I, core and tangible capital                       3,011,068            3,301,992
       General allowance for loan losses                         109,951               65,951
                                                         ---------------     ----------------

       Risk-based capital                                $     3,121,019     $      3,367,943
                                                         ===============     ================

       Actual capital levels of the Bank and minimum required levels are as follows:

                                                             1997                                      1996
                                             -------------------------------------------------------------------------------

                                                 Amount                Ratio                Amount               Ratio
                                             ----------------     ----------------      ---------------      ---------------

       Total Capital to Risk-Weighted Assets

          Actual                              $    3,121,019                   21.2%    $    3,367,943                   27.9%
          For Capital Adequacy Purposes            1,178,880                    8.0            964,000                    8.0
          To be "Well Capitalized"                 1,473,600                   10.0          1,205,000                   10.0

       Tier I Capital to Risk-Weighted Assets

          Actual                              $    3,011,068                   20.4%    $    3,301,992                   27.4%
          For Capital Adequacy Purposes              589,440                    4.0            482,000                    4.0
          To be "Well Capitalized"                   884,160                    6.0            723,000                    6.0

       Core Capital to Adjusted Assets

          Actual                              $    3,011,068                    8.2%    $    3,301,992                   10.1%
          For Capital Adequacy Purposes            1,096,716                    3.0            984,810                    3.0
          To be "Well Capitalized"                 1,827,860                    5.0          1,641,350                    5.0

       Tangible Capital to Adjusted Assets

          Actual                              $    3,011,068                    8.2%    $    3,301,992                   10.1%
          For Capital Adequacy Purposes              548,358                    1.5            492,405                    1.5
          To be "Well Capitalized"                   N/A                        N/A            N/A                        N/A

       Prior to the enactment of The Small Business Job Protection Act discussed in Note 11, the Bank accumulated approximately $975,000 of retained earnings at December 31, 1996, which amount represents allocations of income to bad debt deductions for tax purposes only. Since this amount represents the accumulated bad debt reserves prior to 1988, no provision for federal income tax has been made for such amount. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair values of the Bank's financial instruments at December 31, are as follows:

                                                             1997                                      1996
                                             -------------------------------------      ------------------------------------
                                                Carrying               Fair                Carrying               Fair
                                                  Value                Value                Value                Value
                                             ----------------     ----------------      ---------------      ---------------
       Financial assets:
            Cash and due from banks,
               interest-bearing deposits
               and certificates of deposits
               with other banks              $     8,083,617      $     8,083,617       $    7,223,610       $    7,223,610
            Investment securities
               available for sale                  1,532,656            1,532,656            1,244,753            1,244,753
            Investment securities
               held to maturity                    4,541,478            4,602,468            4,283,449            4,268,173
            Mortgage-backed securities
               available for sale                  1,378,503            1,378,503               53,791               53,791
            Mortgage-backed securities
               held to maturity                    9,527,074            9,649,748            7,457,415            7,402,651
            Loans receivable                      12,292,157           12,500,623           10,864,801           10,949,438
            Accrued interest receivable              267,171              267,171              225,714              225,714
            FHLB stock                               171,700              171,700              161,800              161,800
                                             ----------------     ----------------      ---------------      ---------------

               Total                         $    37,794,356      $    38,186,486       $   31,515,333       $   31,529,930
                                             ================     ================      ===============      ===============

       Financial liabilities:
            Deposits                         $    35,804,473      $    35,868,087       $   29,318,964       $   29,361,112
            Advances by borrowers
               for taxes and insurance               110,211              110,211              125,711              125,711
            Accrued interest payable                   4,542                4,542                2,327                2,327
                                             ----------------     ----------------      ---------------      ---------------

               Total                         $    35,919,226      $    35,982,840       $   29,447,002       $   29,489,150
                                             ================     ================      ===============      ===============


       Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

       Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

       If no readily available market exists, the fair value estimates for financial instruments are based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

       As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Bank.

       The Bank employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

       Cash and Due From Banks,  Interest-bearing  Deposits and  Certificates of
       -------------------------------------------------------------------------
       Deposits  with Other  Banks,  Accrued  Interest  Receivable,  FHLB Stock,
       -------------------------------------------------------------------------
       Advances By  Borrowers  For Taxes and  Insurance,  and  Accrued  Interest
       -------------------------------------------------------------------------
       Payable
       -------

       The fair value is equal to the current carrying value.

       Investment and Mortgage-Backed Securities
       -----------------------------------------

       The fair value of these securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

       Loans Receivable and Deposits
       -----------------------------

       The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows based upon current market rates adjusted for prepayment risk and credit quality. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits of similar remaining maturities.

       Commitments to Extend Credit
       ----------------------------

       These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 13.

16.    SUBSEQUENT EVENT

       Conversion and Reorganization
       -----------------------------

       On September 30, 1997, the Board of Directors of the Bank adopted the Plan of Conversion (the "Conversion") pursuant to which the Bank proposed to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and concurrently formed a bank holding company.

       As part of the conversion process, SFSB Holding Company (the "Company") was organized in September 1996 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in the Conversion. The Company became a bank holding company with its only significant assets being all of the outstanding capital stock of the Bank, which was acquired on February 26, 1998 by exchanging approximately $3.5 million of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted to be retained. From the proceeds of the Conversion, approximately $73,000 was allocated to common stock, and $6.9 million, which is net of $333,000 conversion costs, was allocated to additional paid-in capital.

       In accordance with regulations, at the time that the Bank converted from a mutual savings bank to a stock savings bank, a portion of retained earnings was restricted by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable during the two fiscal years prior to December 31, 1997.

         However, on March 17, 1998, the board of directors of the Registrant determined to engage S.R. Snodgrass, A.C. as its independent auditors for the fiscal year ended December 31, 1997. On March 20, 1998, the Registrant orally notified LaFrance, Walker, Jackley & Saville, LLP ("LWJS"), its independent auditors for the fiscal years ended December 31, 1996 and 1995, of this determination and that LWJS would not continue to be engaged for the fiscal year ending December 31, 1997. On March 10, 1998, the Registrant had orally advised LWJS that the board of directors of the Registrant would likely consider this matter during a meeting on March 17, 1998. The determination to replace LWJS was approved by the full board of directors of the Registrant.

         The reports of LWJS for the fiscal years ended December 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1996 and 1995 and during the period from December 31, 1996 to March 17, 1998, there were no disagreements between the Registrant and LWJS concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The Company's board of directors consists of the same individuals who serve as directors of the Bank. The Bank's board of directors is composed of five members. Directors of the Company generally serve four year terms. The following table sets forth information with respect to the Bank's directors and executive officers, all of whom have continued to serve in the same capacities since the conversion. All directors of the Bank became directors of the Company at the time the Company was formed in October 1997.

                            Age at                                       Current
                         December 31,                          Director    Term
Directors                    1997                 Position       Since   Expires
---------                ------------- ----------------------  --------  -------

Timothy R. Maier              38       Chairman of the Board      1986      1999
                                       and Director
Barbara J. Mallen             55       President and Director     1972      2002
Joseph E. Gallagher           46       Senior Vice President,     1989      2001
                                       Secretary and Director
Jerome L. Kowalewski          54       Treasurer and Director     1993      2000
Mary Lois Loftus              68       Director                   1995      1999

         The business experience for the past five years of each of the directors and executive officers is as follows:

         Timothy R. Maier has been a member of the board since 1986 and Chairman since 1996. Mr. Maier is in the insurance business and owns two insurance agencies in the local Pittsburgh area. Mr. Maier is the Past President and the President Elect of the Rotary Club of Lawrenceville and a member of the Lawrenceville Business Association and the Lawrenceville Development Corporation.

         Barbara J. Mallen has been employed by the Bank since 1960 and has been the President since 1988 and a member of the board since 1972. Ms. Mallen is a member of the Lawrenceville Business Association and past Director of the Western Pennsylvania League of Savings Associations.

         Joseph E. Gallagher has been employed by the Bank since 1979 and has been Senior Vice President and Secretary since 1996 and a member of the board since 1989.

         Jerome L. Kowalewski has been a member of the board since 1993 and Treasurer since 1996. Mr. Kowalewski is the majority shareholder and President of Al & Bob's Auto Parts Inc., in the local Pittsburgh area. Mr. Kowalewski is a member of the Lawrenceville Business Association.

         Mary Lois Loftus has been a member of the board since 1995. Ms. Loftus is a retired real estate agent and the former owner of Loftus Florist in the local Pittsburgh area.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's common stock was registered pursuant to Section 12(g) of the 1934 Act in February 1998. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") were not required to file reports on SEC Forms 3, 4, and 5 during fiscal year 1997.

Item 10.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Company's chief executive officer. No other employee earned in excess of $100,000 during the years ended December 31, 1997 and 1996.

                                 Annual Compensation
--------------------------------------------------------------------------------

                               Fiscal                             Other Annual
Name and Principal Position     Year      Salary    Bonus        Compensation(2)
---------------------------     ----      ------    -----        ---------------

Barbara J. Mallen, President    1997      $86,256  $25,300           $8,200
                                1996      $78,420  $25,300(1)        $6,000

--------------------
(1) Included in this bonus amount is a special bonus of $15,000, for services in connection with the construction of our Shaler Township office.
(2)  Consists of director fees.

         Employment Agreement. The Bank has entered into an employment agreement with Barbara J. Mallen. Ms. Mallen's base salary under the employment agreement is $96,000. The employment agreement has a term of three years. The agreement is terminable by us for "just cause" as defined in the agreement. If the Bank terminates Ms. Mallen without just cause, Ms. Mallen will be entitled to a continuation of her salary from the date of termination through the remaining term of the agreement. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of us, Ms. Mallen will be paid a lump sum amount equal to 2.99 times her five year average annual taxable cash compensation. If such payments had been made under the agreement as of December 31, 1997, such payments would have equaled approximately $287,000. The aggregate payments that would have been made to Ms. Mallen would be an expense to the Bank, thereby reducing its net income and capital by that amount. The agreement may be renewed annually by the board of directors upon a determination of satisfactory performance within the board's sole discretion. If Ms. Mallen becomes disabled during the term of the agreement, she shall continue to receive payment of 100% of the base salary for a period of 12 months and 60% of such base salary for the remaining term of the agreement. Payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

         Supplemental Executive Retirement Plan. The Bank has implemented a supplemental executive retirement plan ("SERP") for the benefit of its President, Barbara J. Mallen. The SERP provides that Ms. Mallen may receive the full income replacement percentage provided under the Bank's pension plan (67% of final average compensation payable at age 62 rather than at age 65), provided she remains employed until she becomes 58 years old, in the year 2000. In such event, she will be eligible to receive a supplemental retirement benefit that will have the effect of reducing the early retirement discount payable under our pension plan from a reduction of 7% for each year that benefits commence prior to age 65 to a reduction of approximately 3% per year for retirement prior to age 62, but after age 58. Upon a termination of employment following a change in control, Ms. Mallen will be presumed to have attained not less than the minimum retirement age under the SERP. Payments under the SERP will be accrued for financial reporting purposes during the period of employment of Ms. Mallen. The SERP shall be unfunded. All benefits payable under the SERP will be paid from our current assets. There are no tax consequences to either Ms. Mallen or us related to the SERP prior to payment of benefits. Upon receipt of payment of benefits, Ms. Mallen will recognize taxable ordinary income in the amount of such payments received and we will be entitled to recognize a tax-deductible compensation expense at that time.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Persons and groups owning in excess of 5% of the outstanding shares of common stock of the Company are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act). The following table sets forth, as of March 10, 1998, persons or groups owning more than 5% of the outstanding shares of the common stock of the Company.

                                            mount and Nature of      Percent of
Name of Beneficial Owner                     Beneficial Owner       Common Stock
------------------------                     ----------------       ------------

Stanton Federal Savings Bank Employee
Stock Ownership Plan
900 Saxonburg Boulevard
Pittsburgh, Pennsylvania                             58,080               8.0%

Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
Jeffrey L. Gendell
200 Park Avenue, Suite 3900
New York, New York                                   68,500(1)            9.4%

----------------
(1) Based on a Schedule 13D filed on March 9, 1998 showing shared voting and dispositive power.

         (b)      Security Ownership of Management

         The following table sets forth the number and percentage of shares of the Company's common stock beneficially owned by: (i) each director, (ii) the named executive officer, and (iii) the group consisting of all directors and executive officers of the Company. Each director of the Company is also a member of the Board of Directors of the Bank.

                                       Shares of Common Stock      Percent of
Name                                   Beneficially Owned(1)(2)      Class
----                                   ------------------------      -----

Timothy R. Maier                                 12,500(3)            1.7%
Barbara J. Mallen                                12,500               1.7%
Joseph E. Gallagher                              12,500               1.7%
Jerome L. Kowalewski                             12,500(3)            1.7%
Mary Lois Loftus                                  7,500(3)            1.0%

All directors and
executive officers of the
Company as a group (5
persons)(4)                                      57,500               7.9%

-----------------------
(1) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals exercise sole or shared voting and/or investment power.
(2)  Beneficial ownership as of February 28, 1998.
(3) Excludes 58,080 shares of the Company's common stock held under the Employee Stock Ownership Plan ("ESOP") for which such individual serves as a member of the ESOP Committee or as an ESOP Trustee. Such individual disclaims beneficial ownership with respect to such shares held in a fiduciary capacity.
(4) Excludes 58,080 shares of the Company's common stock held under the Employee Stock Ownership Plan ("ESOP") for which certain directors serve as members of the ESOP Committee or as an ESOP Trustees. Such directors disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.

         (c) Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Not Applicable.


                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

                  (a) The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)     Articles of Incorporation of SFSB Holding Company*
                   3(ii)    Bylaws of SFSB Holding Company*
                  10.1      Directors Consultant and Retirement Plan.**
                  10.2      Supplemental Executive Retirement Plan for Barbara J. Mallen.**
                  10.3      Employment Agreement with Barbara J. Mallen***
                  21        Subsidiaries of Registrant
                  27        Financial Data Schedule (in electronic filing only)

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.
---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) filed with the SEC on November 25, 1997.
** Incorporated by reference to an identically number exhibit to the amended Form SB-2 filed with the SEC on December 22, 1997.
*** Incorporated by reference to Exhibit 10 to the amended Form SB-2 filed with the SEC on December 22, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 1998.

                                    SFSB Holding Company



                                    By: /s/ Barbara J. Mallen
                                        ----------------------------------------
                                        Barbara J. Mallen
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 14, 1998.



/s/ Barbara J. Mallen               /s/ Joseph E. Gallagher
-----------------------------       --------------------------------------------
Barbara J. Mallen                   Joseph E. Gallagher
President                           Senior Vice President and Director
(Principal Executive Officer)       (Principal Financial and Accounting Officer)



/s/ Timothy R. Maier                /s/ Jerome L. Kowalewski
-----------------------------       --------------------------------------------
Timothy R. Maier                    Jerome L. Kowalewski
Chairman of the Board               Treasurer and Director



/s/ Mary Lois Loftus
-----------------------------
Mary Lois Loftus
Director