Form 10QSB
period 1998-03-31
SFSB HOLDING CO
filed 1998-05-15
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended March 31, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


           For the transition period from _____________ to ___________

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                 23-2934332
-------------------------------------        -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 487-4200
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at May 6, 1998:  726,005

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                 ---------------

PART I  -  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheet (Unaudited) as of                                           3
                   March 31, 1998 and December 31, 1997

                Consolidated Statement of Income (Unaudited)
                   for the Three Months ended March 31, 1998 and 1997                                  4

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                  5

                Consolidated Statement of Cash Flows (Unaudited)
                   for the Three Months ended March 31, 1998 and 1997                                  6

                Notes to Unaudited Consolidated Financial Statements                                 7 - 8

       Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                     9 - 12

PART II  -  OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                   13

       Item 2.  Changes in Securities                                                               13

       Item 3.  Default Upon Senior Securities                                                      13

       Item 4.  Submissions of Matters to a Vote of Security Holders                                13

       Item 5.  Other Information                                                                   13

       Item 6.  Exhibits and Reports on Form 8 - K                                                  14

SIGNATURES                                                                                          15

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31,           December 31,
                                                                                           1998                 1997
                                                                                     ---------------      ---------------


ASSETS
Cash and due from banks                                                             $        448,992         $    766,882
Interest-bearing overnight deposits with other banks                                      11,026,537            4,280,020
                                                                                     ---------------      ---------------

       Cash and cash equivalents                                                          11,475,529            5,046,902

Certificates of deposits with other banks                                                  3,132,081            3,036,715
Investment securities available for sale                                                   1,636,499            1,532,656
Investment securities held to maturity  (market
       value of $4,085,971 and $4,502,468)                                                 4,021,829            4,541,478
Mortgage-backed securities available for sale                                              1,503,585            1,378,503
Mortgage-backed securities held to maturity (market
       value of $9,164,936 and $9,649,748)                                                 9,029,128            9,527,074
Loans receivable (net of allowance for loan losses of
       $113,193  and $109,951)                                                            13,018,445           12,292,157
Accrued interest receivable                                                                  314,947              267,171
Premises and equipment                                                                     1,631,934            1,662,909
Federal Home Loan Bank stock                                                                 171,700              171,700
Other assets                                                                                 188,231              322,763
                                                                                     ---------------      ---------------

       TOTAL ASSETS                                                                 $      46,123,908     $     39,780,028
                                                                                     ===============      ===============

LIABILITIES
Deposits                                                                            $     35,692,058     $     35,804,473
Advances by borrowers for taxes and insurance                                                 64,796              110,211
Accrued interest payable and other liabilities                                               587,180              415,573
                                                                                     ---------------      ---------------
       TOTAL LIABILITIES                                                                  36,344,034           36,330,257
                                                                                     ---------------      ---------------
Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares authorized, none issued                             -                    -
Common stock, $.10 par value, 4,000,000 shares authorized; 726,005 and
       0 shares issued and outstanding                                                        72,600                    -
Additional paid in capital                                                                 6,768,770                    -
Retained earnings-substantially restricted                                                 3,000,150            3,011,068
Unrealized gain on securities available for sale, net of taxes                               504,634              438,703
Unearned ESOP shares (56,628 and 0 shares)                                                  (566,280)                   -
                                                                                     ---------------      ---------------
       TOTAL STOCKHOLDERS' EQUITY                                                          9,779,874            3,449,771
                                                                                     ---------------      ---------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                    $     46,123,908     $     39,780,028
                                                                                     ===============      ===============



See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                       Three Months Ended March 31,
                                                                                    1998                         1997
                                                                                 ---------------            ---------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                                 $        251,680          $        222,081
Interest-bearing deposits with other banks                                                156,329                    87,122
Investment securities
       Taxable                                                                             68,386                    84,067
       Exempt from federal income tax                                                      19,832                    18,849
Mortgage-backed securities                                                                180,280                   119,834
                                                                                   --------------           ---------------
       Total interest and dividend
          income                                                                          676,507                   531,953
                                                                                  ---------------           ---------------

INTEREST EXPENSE
Deposits                                                                                  379,531                   337,477
                                                                                  ---------------           ---------------
       Total interest expense                                                             379,531                   337,477
                                                                                  ---------------           ---------------

NET INTEREST INCOME                                                                       296,976                   194,476

Provision for loan losses                                                                   6,748                     6,857
                                                                                  ---------------           ---------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                              290,228                   187,619
                                                                                  ---------------           ---------------

NONINTEREST INCOME
Service fees                                                                               23,474                     9,882
Other income                                                                                4,191                     3,250
                                                                                  ---------------           ---------------
       Total noninterest income                                                            27,665                    13,132
                                                                                  ---------------           ---------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                        155,216                   121,696
Occupancy and equipment                                                                    56,411                    55,312
Federal insurance premium                                                                  10,852                    17,019
Data processing                                                                            39,077                    22,850
Professional fees                                                                          12,275                     4,500
Other operating expenses                                                                   54,980                    52,139
                                                                                  ---------------           ---------------
       Total noninterest expense                                                          328,811                   273,516
                                                                                  ---------------           ---------------

Loss before income taxes                                                                  (10,918)                  (72,765)
Income taxes                                                                                    -                         -
                                                                                  ---------------           ---------------


NET LOSS                                                                         $        (10,918)         $        (72,765)
                                                                                  ===============           ===============

Loss per share (since inception February 26, 1998):
       Basic                                                                     $           (.03)         $      N/A
                                                                                  ===============           ===============

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Unallocated
                                                    Additional                   Shares    Unrealized      Total
                                         Common      Paid-in     Retained       Held by      Gain On    Stockholders' Comprehensive
                                          Stock      Capital     Earnings         ESOP     Securities     Equity         Income
                                      ----------   -----------  -----------    ---------- ------------  ------------- --------------

Balance, December 31, 1997             $      -     $       -   $ 3,011,168    $     -     $  438,703    $ 3,449,871    $

Net loss                                                            (10,918)                                 (10,918)      (10,918)
Other comprehensive income:
  Unrealized gain on available for
    sale securities                                                                            65,931         65,931        65,931
                                                                                                                          ---------
Comprehensive income                                                                                                     $   55,013
                                                                                                                          =========

Common stock issued                        72,600    6,808,770                   (580,800)                 6,300,570
ESOP shares released                                                               14,520                     14,520
                                       ----------   ----------   ----------    ----------   ---------    -----------

Balance, March 31, 1998               $    72,600  $ 6,808,770  $ 3,000,250   $  (566,280) $  504,634    $ 9,819,974
                                       ==========   ==========   ==========    ==========   =========    ===========




See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Three Months Ended March 31,
                                                                               1998                 1997
                                                                        -----------------    ------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $        (10,918)     $        (72,765)
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
       Provision for loan losses                                                   6,748                 6,857
       Depreciation and amortization                                              30,975                30,375
       Increase in accrued interest receivable                                   (47,776)              (20,121)
       Other, net                                                                272,608                36,021
                                                                          ---------------       ---------------
       Net cash provided by (used for)
          operating activities                                                   251,637               (19,633)
                                                                          ---------------       ---------------

INVESTING ACTIVITIES
Increase in certificates of deposits                                             (95,366)             (194,491)
Investment securities available for sale:
       Purchases                                                                  (8,063)               (7,892)
       Maturities and repayments                                                     781                   601
Investment securities held to maturity:
       Purchases                                                                       -            (1,846,900)
       Maturities and repayments                                                 519,633               103,499
Mortgage-backed securities available for sale:
       Purchases                                                                (208,950)                    -
       Maturities and repayments                                                  85,661                   181
Mortgage-backed securities held to maturity:
       Purchases                                                                       -              (499,531)
       Maturities and repayments                                                 499,070               410,797
Net increase in loans
   receivable                                                                   (733,036)             (34,308)
Purchase of Federal Home Loan
  Bank stock                                                                           -               (9,900)
Purchase of premises and
   equipment, net                                                                      -              (22,292)
                                                                          ---------------      ---------------
       Net cash provided by (used for)
          investing activities                                                    59,730           (2,100,236)
                                                                          ---------------      ---------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             (112,415)            2,493,922
Proceeds from the sale of common stock                                         6,275,090                     -
Net decrease in advances by borrowers
   for taxes and insurance                                                       (45,415)             (42,827)
                                                                          ---------------      ---------------
       Net cash provided by
          financing activities                                                 6,117,260             2,451,095
                                                                          ---------------       --------------

       Increase in cash and cash
          equivalents                                                          6,428,627               331,226

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      5,046,902             4,378,710
                                                                          ---------------       --------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $     11,475,529       $     4,709,936
                                                                          ===============       ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
       Interest on deposits and
          borrowings                                                    $        379,857       $       337,121
       Income taxes                                                                    -                     -

See accompanying notes to the consolidated financial statements.
                                      -6-

                              SFSB HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of SFSB Holding Company (the "Company") includes its wholly-owned subsidiary Stanton Federal Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
         COMPANY

     On September 30, 1997, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, adopted a Plan of Conversion (the "Plan") to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and the concurrent formation of a holding company.

     As part of the conversion, SFSB Holding Company was organized in September 1997 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in the conversion. The Company became a holding company with its only significant assets being all of the outstanding capital stock of the Bank, which was acquired on February 26, 1998 by exchanging approximately $3.5 million of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted to be retained. From the proceeds of the Conversion, approximately $73,000 was allocated to common stock and $6.8 million, which is net of $423,000 conversion costs, was allocated to additional paid-in capital.

     Additionally, as a condition of the conversion, the Savings Bank may not pay a dividend to the Company in excess of the Savings Bank's accumulated net earnings after any required transfer to surplus and only if the Savings Bank's surplus would not be reduced by payment of such dividend.

NOTE 3 - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Bank is required to present comprehensive income and its components in a full set of general purpose financial statements. The Bank has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

NOTE 4 - EARNINGS PER SHARE

     Earnings per share computations are based upon the weighted number of shares outstanding for the period since inception, February 26, 1998, of 668,893 shares. Net income used in the earnings per share calculation was $16,820.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company currently maintains a simple capital structure, therefore, there are no dilutive effects on earnings per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Total assets increased by approximately $6.3 million to $46.1 million at March 31, 1998 from $39.8 million at December 31, 1997. The $6.3 million received in the sale of common stock in February funded the increase.

Interest-bearing overnight deposits with other banks increased by $6.7 million. Due to recent sale of common stock, management has deposited the funds in overnight funds until appropriate investment decisions can be considered. During the month of April 1998, a substantial portion of these funds was invested in mortgage-backed securities.

Net loan receivables increased $726,000 or 5.9% from $12,292,000 at December 31, 1997 to $13,018,000 at March 31, 1998. Home equity loans continues to incur the largest increases as a result of the demand for this loan product at the Shaler Township office. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by the usage of principal repayments from mortgage-backed securities.

Stockholder's equity increased by $6.3 million to $9.8 million at March 31, 1998 from $3.5 million at December 31, 1997 primarily as a result of the proceeds received in the initial public offering.

RESULTS OF OPERATIONS

Our net loss decreased $62,000 to $11,000 for the three months ended March 31, 1998 from $73,000 for the same period ended March 31, 1997. This decrease was due to an increase in net interest income of $145,000 and noninterest income offset by an increase in noninterest expense of $55,000.

Net interest income slightly increased to $297,000 for the three months ended March 31, 1998 compared to $194,000 for the same period ended March 31, 1997. There was an increase in interest income resulting primarily from an increase in earnings on interest-bearing deposits with other banks of $69,000 or 79.0%, loans of $30,000 or 13.3%, and investment securities of $45,000 or 31.8%. The increases in interest income were primarily due to an increase in the average principal balances of interest-bearing deposits with other banks and investment securities. These increases, as discussed previously, were funded by proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998.

Interest expense on deposits increased $42,000 or 12.4% from $337,000 for the three months ended March 31, 1998 to $380,000 for the same period ended 1997. The increase was primarily due to the average volume of certificates of deposit increasing due to the opening of the new Shaler branch.

Our provision for loan losses remained constant at $7,000 for the three months ended March 31, 1998 and 1997. Historically, we have emphasized our loss experience over other factors in establishing the provision for loan losses. We review the allowance for loan losses in relation to (i) our past loan experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. Management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

Noninterest income, which is comprised principally of service charges on deposit accounts, increased $15,000 or 110.7% to $28,000 for 1998 from $13,000 for 1997.
This increase was almost entirely comprised of increased levels of service charges on deposit accounts. Since the opening of the Shaler Township office, service fees increased due to a higher fee structure and a larger deposit base.

Noninterest expense increased $55,000 or 20.2% to $329,000 for the three months ended March 31, 1998 from $274,000 for the three months ended March 31, 1997. The increase was the result of operating a larger organization including the opening of the Shaler Township office. Compensation and benefits increased $34,000 or 27.5%, due to increased benefits costs associated with supplemental retirement expenses for senior management and the Employee Stock Ownership Plan implemented as a result of the Stock Offering. Data processing expenses increased $16,000. This increase is directly affected by the increase in volume of processing and number of accounts since the opening of the Shaler Township office. Professional fees increased by $8,000 due to outside assistance in complying with the increased levels of regulatory compliance of a public reporting company

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A national third party service bureau provides all of our material data processing that could be affected by this problem. Our service bureau has advised us that it is substantially compliant and it expects to resolve this potential problem before the year 2000. However, if our service bureau is unable to resolve this potential problem in time, we would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management is in the process of developing a test plan, which it intends to implement during the second half of 1998. Management expects to incur additional operating expenses during 1998 and 1999, relating to updating equipment and software, as well as, designing and performing tests of the Bank's computer systems. Management has not yet determined the total costs that will be incurred to become year 2000 compliant, however it is not expected to have a material impact to the Company.

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

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

RISK ELEMENT

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                       March 31,  December 31,
                                                        1998             1997
                                                     ------------ --------------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                            $      82       $      93
Loans past due 90 days or more and still accruing           80             155
                                                      --------        --------
Total nonperforming loans                            $     162       $     248
                                                      ========        ========
Nonperforming loans as a percent of total loans           1.23%           2.00%
                                                      ========        ========
Nonperforming assets as a percent of total assets          .35%           0.62%
                                                      ========        ========
Allowance for loan losses to nonperforming loans         88.49%          44.35%
                                                      ========        ========

At March 31, 1998 and December 31, 1997, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 1998, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 1998, loans increased $729,000 while nonperforming loans decreased $86,000. The decline in nonperforming loans is primarily the result of customer loan payments. The percentage of allowance for loan losses to loans outstanding remained relatively stable at .86% for March 31, 1998 and .89% December 31, 1997. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

                              SFSB HOLDING COMPANY
                          PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          (d)  Use of Proceeds

          (1) The effective date of the Form SB-2 was January 14, 1998 and the Commission file number was 333-40955.

          (2)  The  Offering commenced on January 23, 1998.

          (3)  Not applicable.

          (4) (i) The offering has terminated but did not terminate before the sale of all securities registered;
               (ii) The name of the managing underwriter: Ryan, Beck & Co.
               (iii)Common stock, par value $.10 per share was registered;
               (iv) Amount registered - 727,375 shares;
                    Aggregate price of offering amount registered - $7,273,750; Amount sold - 726,005;
                    Aggregate offering price of stock sold to date - $7,260,050;
               (v) Expenses of the offering which were direct or indirect payments to others;
                    Expense paid to and for underwriters $122,834;
                    Other expenses - $302,289 (estimate);
                    Total expenses - $425,123 (estimate);
               (vi) Net offering proceeds - $6,834,927;
               (vii)Direct or indirect payments to affiliates:
                    Loan to ESOP of subsidiary bank - $566,280;
                    Purchase outstanding stock of subsidiary bank - $3,417,463;
                    Noninterest   checking   account  with   subsidiary  bank  -
                         $2,869,968
               (vii)Not applicable

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security  Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and reports on Form 8-K

          (a)  Exhibits
               The  exhibits   listed  below  are  filed  herewith  or
               incorporated herein by reference:

          27   Financial Data Schedule, filed herewith.

          (b)  Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  STANTON FEDERAL SAVINGS BANK



Date: 05-15-98                    By:  /s/ Barbara J. Mallen
                                      ---------------------------
                                           Barbara J. Mallen
                                           President


Date: 05-15-98                    By:  /s/ Joseph E. Gallagher
                                      ---------------------------
                                           Joseph E. Gallagher
                                           Senior Vice President and Secretary