Form 10QSB
period 1998-06-30
SFSB HOLDING CO
filed 1998-08-12
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                      For the transition period from         to
                                                     -------    -------
                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23 - 2934332
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (412) 487 - 4200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at August 4, 1998:  726,005

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                ---------------


PART I  -  FINANCIAL INFORMATION
       Item 1.       Financial Statements

                     Consolidated Balance Sheet (Unaudited) as of
                         June 30, 1998 and December 31, 1997                          3

                     Consolidated Statement of Income (Unaudited)
                         for the Six Months ended June 30, 1998 and 1997              4

                     Consolidated Statement of Income (Unaudited)
                         for the Three Months ended June 30, 1998 and 1997            5

                     Consolidated Statement of Changes in Stockholders'
                         Equity (Unaudited)                                           6

                     Consolidated Statement of Cash Flows (Unaudited)
                         for the Six Months ended June 30, 1998 and 1997              7

                     Notes to Unaudited Consolidated Financial Statements           8 - 9

       Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations             10 - 15

PART II  -  OTHER INFORMATION

       Item 1.       Legal Proceedings                                               16

       Item 2.       Changes in Securities                                           16

       Item 3.       Default Upon Senior Securities                                  16

       Item 4.       Submissions of Matters to a Vote of Security Holders            16

       Item 5.       Other Information                                               16

       Item 6.       Exhibits and Reports on Form 8 - K                              16

SIGNATURES                                                                           17

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                                                     June 30,           December 31,
                                                                                       1998                 1997
                                                                                 ---------------      ---------------


ASSETS
Cash and due from banks                                                        $        385,244     $        766,882
Interest-bearing overnight deposits with other banks                                  7,711,360            4,280,020
                                                                                 ---------------      ---------------

       Cash and cash equivalents                                                      8,096,604            5,046,902

Certificates of deposits with other banks                                             3,629,023            3,036,715
Investment securities available for sale                                              1,636,789            1,532,656
Investment securities held to maturity  (market
       value of $5,656,855 and $4,502,468)                                            5,597,592            4,541,478
Mortgage-backed securities available for sale                                         2,925,126            1,378,503
Mortgage-backed securities held to maturity (market
       value of $9,707,160 and $9,649,748)                                            9,569,239            9,527,074
Loans receivable (net of allowance for loan losses of
       $117,193  and $109,951)                                                       13,537,910           12,292,157
Accrued interest receivable                                                             315,329              267,171
Premises and equipment                                                                1,602,646            1,662,909
Federal Home Loan Bank stock                                                            218,100              171,700
Other assets                                                                            181,721              322,763
                                                                                 ---------------      ---------------

       TOTAL ASSETS                                                            $     47,310,079     $     39,780,028
                                                                                 ===============      ===============


LIABILITIES
Deposits                                                                       $     36,899,622     $     35,804,473
Advances by borrowers for taxes and insurance                                           122,496              110,211
Accrued interest payable and other liabilities                                          450,510              415,573
                                                                                 ---------------      ---------------
       TOTAL LIABILITIES                                                             37,472,628           36,330,257
                                                                                 ---------------      ---------------

Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares authorized, none issued                        -                    -
Common stock, $.10 par value, 4,000,000 shares authorized; 726,005 and
       0 shares issued and outstanding                                                   72,600                    -
Additional paid in capital                                                            6,775,575                    -
Retained earnings-substantially restricted                                            3,039,947            3,011,068
Unrealized gain on securities available for sale, net of taxes                          501,089              438,703
Unearned ESOP shares (55,176 and 0 shares)                                             (551,760)                   -
                                                                                 ---------------      ---------------
       TOTAL STOCKHOLDERS' EQUITY                                                     9,837,451            3,449,771
                                                                                 ---------------      ---------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                               $     47,310,079     $     39,780,028
                                                                                 ===============      ===============




See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME



                                                                                      Six Months Ended June 30,
                                                                                      1998                 1997
                                                                                 ---------------      ---------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                               $        526,097     $        453,522
Interest-bearing deposits with other banks                                              333,876              174,808
Investment securities
       Taxable                                                                          149,576              165,567
       Exempt from federal income tax                                                    41,088               39,637
Mortgage-backed securities                                                              375,447              262,901
                                                                                 ---------------      ---------------
       Total interest and dividend
          income                                                                      1,426,084            1,096,435
                                                                                 ---------------      ---------------

INTEREST EXPENSE
Deposits                                                                                762,518              694,490
                                                                                 ---------------      ---------------
       Total interest expense                                                           762,518              694,490
                                                                                 ---------------      ---------------

NET INTEREST INCOME                                                                     663,566              401,945

Provision for loan losses                                                                10,748               14,809
                                                                                 ---------------      ---------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                            652,818              387,136
                                                                                 ---------------      ---------------

NONINTEREST INCOME
Service fees                                                                             48,811               24,353
Other income                                                                              7,388                4,489
                                                                                 ---------------      ---------------
       Total noninterest income                                                          56,199               28,842
                                                                                 ---------------      ---------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                      325,839              308,288
Occupancy and equipment                                                                 113,126              108,166
Federal insurance premium                                                                10,852               23,312
Data processing                                                                          98,301               57,914
Professional fees                                                                        48,190                9,500
Other operating expenses                                                                 83,830               93,412
                                                                                 ---------------      ---------------
       Total noninterest expense                                                        680,138              600,592
                                                                                 ---------------      ---------------

Income (loss) before income taxes                                                        28,879             (184,614)
Income taxes                                                                                  -                    -
                                                                                 ---------------      ---------------


NET INCOME (LOSS)                                                              $         28,879     $       (184,614)
                                                                                 ===============      ===============

Earnings per share (since inception February 26, 1998)                         $           0.04     $      N/A
                                                                                 ===============      ===============

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME



                                                                                     Three Months Ended June 30,
                                                                                      1998                 1997
                                                                                 ---------------      ---------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                               $        274,417     $        231,441
Interest-bearing deposits with other banks                                              177,547               87,686
Investment securities
       Taxable                                                                           81,190               81,500
       Exempt from federal income tax                                                    21,256               20,788
Mortgage-backed securities                                                              195,167              143,067
                                                                                 ---------------      ---------------
       Total interest and dividend
          income                                                                        749,577              564,482
                                                                                 ---------------      ---------------

INTEREST EXPENSE
Deposits                                                                                382,987              357,013
                                                                                 ---------------      ---------------
       Total interest expense                                                           382,987              357,013
                                                                                 ---------------      ---------------

NET INTEREST INCOME                                                                     366,590              207,469

Provision for loan losses                                                                 4,000                7,952
                                                                                 ---------------      ---------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                            362,590              199,517
                                                                                 ---------------      ---------------

NONINTEREST INCOME
Service fees                                                                             25,337               14,471
Other income                                                                              3,197                1,239
                                                                                 ---------------      ---------------
       Total noninterest income                                                          28,534               15,710
                                                                                 ---------------      ---------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                      170,623              186,592
Occupancy and equipment                                                                  56,715               52,854
Federal insurance premium                                                                 5,426                6,293
Data processing                                                                          53,798               35,064
Professional fees                                                                        35,915                5,000
Other operating expenses                                                                 28,850               41,273
                                                                                 ---------------      ---------------
       Total noninterest expense                                                        351,327              327,076
                                                                                 ---------------      ---------------

Income (loss) before income taxes                                                        39,797             (111,849)
Income taxes                                                                                  -                    -
                                                                                 ---------------      ---------------


NET INCOME (LOSS)                                                              $         39,797     $       (111,849)
                                                                                 ===============      ===============

Earnings per share                                                             $           0.06     $      N/A
                                                                                 ===============      ===============

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                       Unallocated
                                           Additional                    Unrealized      Shares            Total
                              Common         Paid-in       Retained       Gain On        Held by       Stockholders'  Comprehensive
                               Stock         Capital       Earnings      Securities       ESOP            Equity         Income
                             ------------  -------------  ------------  -------------  --------------  -------------- --------------
Balance, December 31, 1997  $           - $            - $   3,011,068 $      438,703 $            -  $     3,449,771 $

Net income                                                      28,879                                         28,879      28,879
Other comprehensive income:
  Unrealized gain
    on available for
    sale securities                                                            62,386                          62,386      62,386
                                                                                                                       -----------
Comprehensive income                                                                                                  $    91,265
                                                                                                                       ===========

Common stock issued                72,600      6,762,326                                    (580,800)       6,254,126
ESOP shares released                              13,249                                      29,040           42,289
                             ------------  -------------  ------------  -------------  --------------  --------------

Balance, June 30, 1998      $      72,600 $    6,775,575 $   3,039,947 $      501,089 $     (551,760) $     9,837,451
                             ============  =============  ============  =============  ==============  ==============


See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                                      1998                 1997
                                                                                 ---------------      ---------------

OPERATING ACTIVITIES
Net income (loss)                                                              $         28,879     $       (184,614)
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
       Provision for loan losses                                                         10,748               14,809
       Depreciation and amortization                                                    104,239               60,750
       Increase in accrued interest receivable                                          (48,158)             (58,334)
       Other, net                                                                       146,212               56,819
                                                                                 ---------------      ---------------
       Net cash provided by (used for)
          operating activities                                                          241,920             (110,570)
                                                                                 ---------------      ---------------

INVESTING ACTIVITIES
Increase in certificates of deposits                                                   (592,309)             (96,103)
Investment securities available for sale:
       Purchases                                                                        (16,177)             (16,105)
       Maturities and repayments                                                          1,582                1,695
Investment securities held to maturity:
       Purchases                                                                     (1,575,000)          (2,347,004)
       Maturities and repayments                                                        520,256              620,435
Mortgage-backed securities available for sale:
       Purchases                                                                     (1,843,594)                   -
       Maturities and repayments                                                        296,990                  356
Mortgage-backed securities held to maturity:
       Purchases                                                                     (1,367,541)          (2,105,796)
       Maturities and repayments                                                      1,326,603              869,747
Net increase in loans receivable                                                     (1,256,501)            (399,137)
Purchase of Federal Home Loan Bank Stock                                                (46,400)              (9,900)
Purchase of premises and equipment, net                                                  (1,687)             (33,535)
                                                                                 ---------------      ---------------

       Net cash used for investing activities                                        (4,553,778)          (3,515,347)
                                                                                 ---------------      ---------------

FINANCING ACTIVITIES
Net increase in deposits                                                              1,095,149            3,024,862
Proceeds from the sale of common stock                                                6,254,126                    -
Net decrease in advances by borrowers
   for taxes and insurance                                                               12,285                2,012
                                                                                 ---------------      ---------------
       Net cash provided by
          financing activities                                                        7,361,560            3,026,874
                                                                                 ---------------      ---------------

       Increase (decrease) in cash and cash
          equivalents                                                                 3,049,702             (599,043)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                             5,046,902            4,378,710
                                                                                 ---------------      ---------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                            $      8,096,604     $      3,779,667
                                                                                 ===============      ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
       Interest on deposits and
          borrowings                                                           $        772,928     $        693,879
       Income taxes                                                                           -                    -


See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of SFSB Holding Company (the "Company") includes its wholly-owned subsidiary Stanton Federal Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

     As part of the conversion, SFSB Holding Company was organized in September 1997 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in the conversion. The Company became a holding company with its only significant assets being all of the outstanding capital stock of the Bank, which was acquired on February 26, 1998 by exchanging approximately $3.5 million of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted to be retained. From the proceeds of the Conversion, approximately $73,000 was allocated to common stock and $6.8 million, which is net of |$423,000 conversion costs, was allocated to additional paid-in capital.

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

Note 4 - EARNINGS PER SHARE

     Earnings per share computations are based upon the weighted number of shares outstanding for the period since inception, February 26, 1998, and for the three months ended June 30, 1998, of 669,619 and 670,588 shares, respectively. Net income used in the earnings per share calculation was $28,879 and $39,797, respectively.

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

Note 5 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company has an ESOP for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company and having attained age 21. The ESOP Trust purchased 58,080 shares of common stock in the initial public offering with proceeds from a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears interest at 8.50% with interest payable quarterly and principal payable in equal annual installments over ten years. The loan is secured by the shares of the stock purchased.

     As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93 -6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets increased by approximately $7.5 million to $47.3 million at June 30, 1998 from $39.8 million at December 31, 1997. The $6.3 million received in the sale of common stock in February primarily funded the increase.

Interest-bearing overnight deposits with other banks increased $3,431,000 from $4,280,000 at December 31, 1997 to $7,711,000 at June 30, 1998. Management has
opted to deposit a portion of the proceeds received from the sale of common stock in overnight funds until a more desired investment environment becomes available.

Total investment securities increased $1,340,000 or 22.7% from $5,894,000 at December 31, 1997 to $7,234,000 at June 30, 1998. This increase most notably affected the expansion of U.S. Agency held to maturity type securities with maturities ranging from five to seven years.

Total mortgage-backed securities increased $1,589,000 or 14.6% from $10,906,000 at December 31, 1997 to $12,494,000 at June 30, 1998. Of this increase, approximately $1,547,000 was directed towards the available for sale portfolio so as to afford management the flexibility to readily seek more advantageous investment opportunities as markets change. Mortgage-backed securities are typically being used to supplement the loan portfolio in periods of inadequate demand. Principal repayments from mortgage-backed securities are being used to fund loans and to meet operating expenses.

Net loan receivables increased $1,246,000 or 10.1% from $12,292,000 at December 31, 1997 to $13,538,000 at June 30, 1998. Home equity loans continue to incur the largest increases as a result of the demand for this loan product at the Shaler Township office. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by the usage of funds from overnight deposits and principal repayments from mortgage-backed securities.

Deposits  increased  $1,095,000  or 3.1% to  $36,900,000  at June 30,  1998 from
$35,804,000 at December 31, 1997. Of this amount, Now accounts increased approximately $858,000 due to volume related at the Shaler branch.

Stockholder's equity increased by $6.4 million to $9.8 million at June 30, 1998 from $3.5 million at December 31, 1997 primarily as a result of the proceeds received in the initial public offering.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Our net income increased $213,000 to $29,000 for the six months ended June 30, 1998 from a net loss of $185,000 for the same period ended June 30, 1997. This increase was due to an increase in net interest income of $262,000 and noninterest income of $27,000 offset by an increase in noninterest expense of $80,000.

Net interest income increased to $664,000 for the six months ended June 30, 1998 compared to $402,000 for the same period ended June 30, 1997. The increases in interest income were primarily due to an increase in the average principal balances of interest-bearing deposits with other banks of $5.1 million, mortgage-backed securities of $3.5 million, and loans of $2.3 million. These increases, as discussed previously, were funded by proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998. Mitigating the effect of these volume-related increases was an overall decline on the yield of interest-earning assets from 6.9% for 1997 to 6.8% for 1998. The decrease on the yield for interest-earning assets consists of a decline of 36 basis points for loans resulting from a competitive pricing strategy and is offset by smaller increases for other interest-earning assets, investments, and mortgage-backed securities.

Interest expense on deposits increased $68,000 or 9.8% from $694,000 for the six months ended June 30, 1997 to $763,000 for the same period ended June 30, 1998. The increase was primarily due to an increase in the average volume of certificates of deposit of $2.5 million and savings deposits of $777,000 resulting from the opening of the new Shaler branch. The cost of funds on interest-bearing liabilities declined slightly from 4.5% for 1997 to 4.4% for 1998 and thus had minimal impact on the overall increase in interest expense.

Noninterest income, which is comprised principally of service charges on deposit accounts, increased $24,000 or 100.4% to $49,000 for 1998 compared to $24,000 for 1997. This increase was almost entirely comprised of increased levels of service charges on deposit accounts. Since the opening of the Shaler Township office, service fees increased due to a higher fee structure and a larger deposit base.

Noninterest expense increased $80,000 or 13.2% to $680,000 for the six months ended 1998 from $601,000 for the same period ended 1997. The increase was the result of operating a larger organization including the opening of the Shaler Township office. Compensation and benefits increased $18,000 or 5.7% to $326,000 for 1998 from $308,000 for 1997, due to increased benefits costs associated with supplemental retirement expenses for senior management and the Employee Stock Ownership Plan implemented as a result of the Stock Offering. Data processing expenses increased $40,000 or 69.7% to $98,000 for 1998 from $58,000 for 1997.
This increase is directly affected by the increase in volume of processing and number of accounts since the opening of the Shaler Township office. Professional fees increased $39,000 due to the outside assistance in complying with the increased levels of regulatory compliance of a public reporting company. In additon, federal deposit insurance premiums and other expenses decreased slightly due to reduced insurance premiums resulting from the prior year recapitalization of the Savings Association Insurance Fund and additional expenses incurred with the opening of the Shaler branch, respectively.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the three months ended June 30, 1998 increased $152,000 to $40,000 from a net loss of $112,000 for the same period ended June 30, 1997. This growth stemmed from an increase in net interest income of $159,000 and offset somewhat by a $24,000 increase in noninterest expense.

Net interest income increased from $207,000 for the three months ended June 30, 1997 to $367,000 for the same period ended 1998. The average balances for interest-earnings assets rose $11.4 million during this period as other interest-earning assets, mortgage-backed securities and loans increased $5.8 million, $3.7 million, and $2.6 million, respectively, due to funds from proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998. Furthermore, a decrease of 22 basis points on the yield for certificates of deposit resulted from the competitiveness of the bank's rate environment. These increases to interest income were curtailed by a decline on the yield for mortgage-backed securities and loans of 45 and 23 basis points, respectively. The purchase of mortgage-backed securities at rates below historical levels and the competitive loan environment has resulted in declines in yields to the respective portfolios.

These increases were primarily due to an increase in the average principal balances of interest-earning assets of $12.2 million and a corresponding decrease in the average principal balances of interest-bearing liabilities of $1.2 million resulting from proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998.

Noninterest income increased $13,000 or 81.6% from $16,000 for the three months ended June 30, 1997 to $29,000 for the same period ended 1998 due to an increase in service charges resulting form higher fees and a larger deposit base.

Noninterest expense increased $24,000 or 7.4% from $327,000 for the three months ended June 30, 1997 to $351,000 for the same period ended June 30, 1998. As previously noted, the increases result from operating a larger organization, the volume of processing and number of accounts since the opening of the Shaler Township office, and professional fees due to outside assistance in complying with increased levels of regulatory compliance of a publicly reported company. These were offset slightly by a decline in compensation and benefits from prior year accruals for bonuses, as well as smaller dollar decreases in other expenses from costs associated with the new Shaler branch.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1998, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 59.4%, 58.7%, 21.0% and 42.2%, 41.5%, 14.9%, respectively at June 30, 1998.

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

                                                             June 30,    December 31,
                                                               1998         1997
                                                            ---------    ---------
                                                             (Dollars in thousands)

Loans on nonaccrual basis                                  $      79     $       93
Loans past due 90 days or more and still accruing                 84            155
                                                            ---------     ---------

Total nonperforming loans                                        163            248
                                                            ---------     ---------

Nonperforming loans as a percent of total loans                 1.19%          2.00%
                                                            =========     =========

Nonperforming assets as a percent of total assets                .34%          0.62%
                                                            ========      =========

Allowance for loan losses to nonperforming loans               71.78%         44.35%
                                                            ========      =========

At June 30, 1998 and December 31, 1997, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 1998, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 1998, loans increased $1,253,000 and nonperforming loans decreased $85,000 while the allowance for loan losses increased $7,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained relatively stable at .86% for June 30, 1998 and .89% December 31, 1997. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A national third party service bureau provides all of our material data processing that could be affected by this problem. Our service bureau has advised us that it is substantially compliant and it expects to resolve this potential problem before the year 2000. However, if our service bureau is unable to resolve this potential problem in time, we would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management is in the process of developing a test plan, which it intends to implement during the second half of 1998. Management expects to incur additional operating expenses during 1998 and 1999, relating to updating equipment and software, as well as, designing and performing tests of the Bank's computer systems. Management has determined the total costs that will be incurred to become year 2000 compliant are not material to the Company.

                              SFSB HOLDING COMPANY
                           PART II - OTHER INFORMATION


   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

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

     (a) The following exhibits are included in this Report or incorporated herein by reference:

          3(i)     Articles of Incorporation of SFSB Holding Company*

          3(ii)    Bylaws of SFSB Holding Company*

          10.1     Directors Consultant and Retirement Plan*

          10.2     Supplemental Executive Retirement Plan for Barbara J. Mallen*

          10.3     Employment Agreement with Barbara J. Mallen*

          21       Subsidiaries of Registrant**

          27       Financial Data Schedule (in electronic filing only)

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

-------------------

*Incorporated   by  reference  to  an  identically   numbered   exhibit  to  the
registration statement on Form SB-2 (File No. 333-40955) filed with the SEC on November 25, 1997 and subsequently amended on December 22, 1997.

**Incorporated by reference to the Form 10KSB (File No. 0-23765) filed on April 15, 1998.