Form 10QSB
period 1998-09-30
SFSB HOLDING CO
filed 1998-11-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


       For the transition period from                  to
                                      ----------------    ---------------

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                23 - 2934332
-----------------------------------------      ---------------------------------
(State or other jurisdiction                   IRS Employer Identificationa No.)
 or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (412) 487 - 4200
              ----------------------------------------------------
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

      Class:  Common Stock, par value $.10 per share
      Outstanding at November 8, 1998:  726,005

                              SFSB HOLDING COMPANY

                                      INDEX



                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

PART I  -  FINANCIAL INFORMATION

       Item 1.       Financial Statements

                     Consolidated Balance Sheet (Unaudited) as of                                        3
                         September 30, 1998 and December 31, 1997

                     Consolidated Statement of Income (Unaudited)
                         for the Nine Months ended September 30, 1998 and 1997                           4

                     Consolidated Statement of Income (Unaudited)
                         for the Nine Months ended September 30, 1998 and 1997                           5

                     Consolidated Statement of Changes in Stockholders' Equity (Unaudited)               6

                     Consolidated Statement of Cash Flows (Unaudited)
                         for the Nine Months ended September 30, 1998 and 1997                           7

                     Notes to Unaudited Consolidated Financial Statements                              8 - 9

       Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                            10 - 15

PART II  -  OTHER INFORMATION

       Item 1.       Legal Proceedings                                                                   16

       Item 2.       Changes in Securities                                                               16

       Item 3.       Default Upon Senior Securities                                                      16

       Item 4.       Submissions of Matters to a Vote of Security Holders                                16

       Item 5.       Other Information                                                                   16

       Item 6.       Exhibits and Reports on Form 8 - K                                                  16

SIGNATURES                                                                                               17

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                  September 30,        December 31,
                                                                                      1998                 1997
                                                                                 ----------------     ----------------

ASSETS
Cash and due from banks                                                        $         560,272    $         766,882
Interest-bearing overnight deposits with other banks                                   7,847,297            4,280,020
                                                                                 ----------------     ----------------
       Cash and cash equivalents                                                       8,407,569            5,046,902

Certificates of deposits with other banks                                              3,547,458            3,036,715
Investment securities available for sale                                               1,894,155            1,532,656
Investment securities held to maturity  (market
       value of $5,631,172 and $4,502,468)                                             5,520,090            4,541,478
Mortgage-backed securities available for sale                                          2,914,292            1,378,503
Mortgage-backed securities held to maturity (market
       value of $8,927,224 and $9,649,748)                                             8,783,870            9,527,074
Loans receivable (net of allowance for loan losses of
       $123,193  and $109,951)                                                        13,801,906           12,292,157
Accrued interest receivable                                                              334,194              267,171
Premises and equipment                                                                 1,582,669            1,662,909
Federal Home Loan Bank stock                                                             218,100              171,700
Other assets                                                                             186,316              322,763
                                                                                 ----------------     ----------------
       TOTAL ASSETS                                                            $      47,190,619    $      39,780,028
                                                                                 ================     ================
LIABILITIES
Deposits                                                                       $      36,755,039    $      35,804,473
Advances by borrowers for taxes and insurance                                             55,866              110,211
Accrued interest payable and other liabilities                                           488,363              415,573
                                                                                 ----------------     ----------------
       TOTAL LIABILITIES                                                              37,299,268           36,330,257
                                                                                 ----------------     ----------------
Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares authorized, none issued                         -                    -
Common stock, $.10 par value, 4,000,000 shares authorized; 726,005 and
       0 shares issued and outstanding                                                    72,600                    -
Additional paid in capital                                                             6,779,750                    -
Retained earnings-substantially restricted                                             3,068,066            3,011,068
Unrealized gain on securities available for sale, net of taxes                           508,175              438,703
Unearned ESOP shares (55,176 and 0 shares)                                              (537,240)                   -
                                                                                 ----------------     ----------------
       TOTAL STOCKHOLDERS' EQUITY                                                      9,891,351            3,449,771
                                                                                 ----------------     ----------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                               $      47,190,619    $      39,780,028
                                                                                 ================     ================

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                      Nine Months Ended September 30,
                                                                                        1998                 1997
                                                                                 ----------------     ----------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                               $         804,636    $         678,482
Interest-bearing deposits with other banks                                               498,548              271,582
Investment securities
       Taxable                                                                           231,992              265,666
       Exempt from federal income tax                                                     60,926               40,626
Mortgage-backed securities                                                               573,927              398,505
                                                                                 ----------------     ----------------
       Total interest and dividend
          income                                                                       2,170,029            1,654,861
                                                                                 ----------------     ----------------
INTEREST EXPENSE
Deposits                                                                               1,154,775            1,059,221
                                                                                 ----------------     ----------------
       Total interest expense                                                          1,154,775            1,059,221
                                                                                 ----------------     ----------------

NET INTEREST INCOME                                                                    1,015,254              595,640

Provision for loan losses                                                                 16,748               39,000
                                                                                 ----------------     ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                             998,506              556,640
                                                                                 ----------------     ----------------
NONINTEREST INCOME
Service fees                                                                              73,860               41,973
Other income                                                                              20,396               11,394
                                                                                 ----------------     ----------------
       Total noninterest income                                                           94,256               53,367
                                                                                 ----------------     ----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                       519,737              441,565
Occupancy and equipment                                                                  173,691              166,920
Federal insurance premium                                                                 16,087               28,289
Data processing                                                                          146,697               96,882
Professional fees                                                                         66,528               18,469
Other operating expenses                                                                 147,811              187,860
                                                                                 ----------------     ----------------
       Total noninterest expense                                                       1,070,551              939,985
                                                                                 ----------------     ----------------
Income (loss) before income tax benefit                                                   22,211             (329,978)
Income tax benefit                                                                       (34,787)            (146,693)
                                                                                 ----------------     ----------------

NET INCOME (LOSS)                                                              $          56,998    $        (183,285)
                                                                                 ================     ================

Basic income per share (since inception February 26, 1998):                    $            0.09    $       N/A
                                                                                 ================     ================

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                   Three Months Ended September 30,
                                                                                      1998                 1997
                                                                                 ----------------     ----------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                               $         278,539    $         224,960
Interest-bearing deposits with other banks                                               164,672               96,774
Investment securities
       Taxable                                                                            82,416              100,099
       Exempt from federal income tax                                                     19,838                  989
Mortgage-backed securities                                                               198,480              135,604
                                                                                 ----------------     ----------------
       Total interest and dividend
          income                                                                         743,945              558,426
                                                                                 ----------------     ----------------
INTEREST EXPENSE
Deposits                                                                                 392,257              364,731
                                                                                 ----------------     ----------------
       Total interest expense                                                            392,257              364,731
                                                                                 ----------------     ----------------
NET INTEREST INCOME                                                                      351,688              193,695

Provision for loan losses                                                                  6,000               24,191
                                                                                 ----------------     ----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                             345,688              169,504
                                                                                 ----------------     ----------------
NONINTEREST INCOME
Service fees                                                                              25,049               17,620
Other income                                                                              13,008                6,905
                                                                                 ----------------     ----------------
       Total noninterest income                                                           38,057               24,525
                                                                                 ----------------     ----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                       193,898              133,277
Occupancy and equipment                                                                   60,565               58,754
Federal insurance premium                                                                  5,235                4,977
Data processing                                                                           48,396               38,968
Professional fees                                                                         18,338                8,969
Other operating expenses                                                                  63,981               94,448
                                                                                 ----------------     ----------------
       Total noninterest expense                                                         390,413              339,393
                                                                                 ----------------     ----------------
Loss before income tax benefit                                                            (6,668)            (145,364)
Income tax benefit                                                                       (34,787)            (146,693)
                                                                                 ----------------     ----------------
NET INCOME (LOSS)                                                              $          28,119    $           1,329
                                                                                 ================     ================
Basic income per share                                                         $            0.04    $       N/A
                                                                                 ================     ================

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Unallocated  Accumulated
                                             Additional                      Shares      Unrealized      Total
                                Common       Paid-in        Retained         Held by       Gain On    Stockholders'  Comprehensive
                                 Stock       Capital        Earnings          ESOP       Securities      Equity          Income
                              ------------- ------------   ------------     ----------  -----------   -------------  -------------
Balance, December 31, 1997    $       -    $         -    $ 3,011,068    $        -     $  438,703    $  3,449,771   $

Net income                                                     56,998                                       56,998     56,998
Other comprehensive income:
  Unrealized gain on
    available for
    sale securities                                                                         69,472          69,472     69,472
                                                                                                                      --------
Comprehensive income                                                                                                 $126,470
                                                                                                                      ========

Common stock issued              72,600      6,762,326                     (580,800)                     6,254,126
ESOP shares released                            17,424                       43,560                         60,984
                                --------    -----------    -----------     ---------    -----------     -----------

Balance, September 30, 1998   $  72,600    $ 6,779,750    $ 3,068,066    $ (537,240)    $  508,175    $  9,891,351
                                ========    ===========    ===========     =========    ===========     ===========




See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Nine Months Ended September 30,
                                                     1998            1997
                                                 ------------   ----------------

OPERATING ACTIVITIES
Net income (loss)                                $    56,998    $  (183,285)
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
       Provision for loan losses                      16,748         39,000
       Depreciation and amortization                  93,625         91,125
       Amortization of Unearned ESOP                  60,984           --
       Increase in accrued interest receivable       (67,023)       (33,901)
       Other, net                                    176,493        (52,549)
                                                 -----------    -----------
       Net cash provided by (used for)
          operating activities                       337,825       (139,610)
                                                 -----------    -----------

INVESTING ACTIVITIES
Increase in certificates of deposits                (510,743)       (86,772)
Investment securities available for sale:
       Purchases                                    (271,849)       (24,401)
       Maturities and repayments                       2,215          2,305
Investment securities held to maturity:
       Purchases                                  (1,575,000)    (2,346,537)
       Maturities and repayments                     597,372      1,571,749
Mortgage-backed securities available for sale:
       Purchases                                  (2,234,923)          --
       Maturities and repayments                     706,028            532
Mortgage-backed securities held to maturity:
       Purchases                                  (1,367,541)    (2,665,318)
       Maturities and repayments                   2,113,218      1,638,807
Net increase in loans receivable                  (1,526,497)      (831,856)
Purchase of Federal Home Loan Bank Stock             (46,400)        (9,900)
Purchase of premises and equipment, net              (13,385)       (44,389)
                                                 -----------    -----------

       Net cash used for investing activities     (4,127,505)    (2,795,780)
                                                 -----------    -----------

FINANCING ACTIVITIES
Net increase in deposits                             950,566      4,565,207
Proceeds from the sale of common stock             6,254,126           --
Net decrease in advances by borrowers
   for taxes and insurance                           (54,345)       (59,180)
                                                 -----------    -----------
       Net cash provided by
          financing activities                     7,150,347      4,506,027
                                                 -----------    -----------

       Increase in cash and cash equivalents       3,360,667      1,570,637

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                          5,046,902      4,378,710
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                              $ 8,407,569    $ 5,949,347
                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
       Interest on deposits and
          borrowings                             $ 1,159,317    $ 1,057,984
       Income taxes                                      374           --


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

Note 4 - EARNINGS PER SHARE

     Earnings per share computations are based upon the weighted number of shares outstanding for the period since inception, February 26, 1998, and for the three months ended September 30, 1998, of 670,345 and 672,766 shares, respectively. There were 670,345 and 672,766 average shares outstanding for each of of the aforementioned periods, respectively. Net income used in the earnings per share calculation was $63,437 and $28,119, respectively.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Total assets increased by approximately $7,411,000 or 18.6% to $47,191,000 at September 30, 1998 from $39,780,000 at December 31, 1997. The $6.3 million received in the sale of common stock in February primarily funded this increase.

Interest-bearing overnight deposits with other banks increased $3,567,000 or 83.4% from $4,280,000 at December 31, 1997 to $7,847,000 at September 30, 1998.
As the interest rate environment declines, management is currently evaluating investment opportunities for a portion of the proceeds received from the public offering.

Total investment and mortgage-backed securities increased $2,133,000 or 12.6% from $16,980,000 at December 31, 1997 to $19,112,000 at September 30, 1998.
Investment holdings in U.S. Agency securities increased with the addition of approximately $1,575,000 of these securities with maturities between five to seven years. Furthermore, in an effort to supplement the loan portfolio due to a lack of demand, approximately $3,602,000 was invested or reinvested in twenty year mortgage-backed securities. Although the portfolio mix remained relatively stable, there were slight increases in securities designated as available for sale so as to give management an option to sell lower yielding securities if interest rates turn upward in the near future.

Net loans receivable increased $1,510,000 or 12.3% from $12,292,000 at December 31, 1997 to $13,802,000 at September 30, 1998. Real estate and home equity loans, which increased slightly $805,000 and $587,000, respectively, continue to incur the largest increases as a result of the demand for these loans at the Shaler Township office. The funding of the loan growth was mainly provided by the usage of funds from overnight deposits and principal repayments from mortgage-backed securities.

Deposits increased $951,000 to $36,755,000 at September 30, 1998 from $35,804,000 at December 31, 1997 due primarily to an increase in volume of Now accounts and certificates of deposit of $497,000 and $334,000 relating to the new Shaler branch.

Stockholder's equity increased $6,441,000 to $9,891,000 at September 30, 1998 from $3,450,000 at December 31, 1997 as a result of the $6,254,000 net proceeds received in the initial public offering, the recognition of shares in the Employee Stock Ownership Plan of $61,000, increases in unrealized gains on available for sale securities of $69,000, and net income of $57,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income increased $240,000 to $57,000 for the nine months ended September 30, 1998 from a net loss of $183,000 for the same period ended 1997. This increase was due to an increases in net interest income of $420,000, noninterest income of $41,000, and a decline in the provision for loan losses of $22,000 while offset by increases in noninterest expense of $131,000 and decrease in income tax benefit of $112,000.

Interest income increased $515,000 or 31.1% from the same period last year due primarily to increases in average balances of all interest earning assets. The average balance of interest-bearing deposits with other banks increased $5.1 million due to a lack of alternative investment opportunities. Mortgage-backed securities average balances rose $3.6 million in an effort to supplement loan demand. Loan average balances increased $2.0 million due to growth in home equity and one to four family mortgages. These increases, as discussed previously, were funded by proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998. As a result of a competitive pricing strategy and a decline in the interest rate environment, the tax equivalent yield on earning assets went from 6.86% to 6.79% for the nine months ended September 30, 1997 and 1998, respectively.

Interest expense on deposits increased $96,000 or 9.0% from $1,059,000 for the nine months ended September 30, 1997 to $1,155,000 for the same period ended 1998. The increase was primarily due to an increase in the average volume of certificates of deposit of $2.5 million and savings deposits of $1.6 million resulting from the opening of the new Shaler branch. The overall rate on interest-bearing liabilities declined slightly from 4.46% for 1997 to 4.22% for 1998 primarily due to a decline of 20 basis points on certificates of deposit.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses decreased by $22,000 for the nine months ended September 30, 1998 compared to the same period ended 1997. See "Risk Elements".

Noninterest income, which is comprised principally of service charges on deposit accounts, increased $41,000 or 76.6% to $94,000 for 1998 compared to $53,000 for 1997. This increase was almost entirely comprised of increased levels of service charges on deposit accounts. Since the opening of the Shaler Township office, service fees have increased due to a higher fee structure and a larger deposit base.

Noninterest expense increased $131,000 or 13.9% to $1,071,000 for the nine months ended September 30, 1998 from $940,000 for the same period ended 1997. The increase was the result of operating a larger organization including the opening of the Shaler Township office. Compensation and benefits increased $78,000 or 17.7% to $520,000 for 1998 from $442,000 for 1997, due to increased benefit costs associated with supplemental retirement expenses for senior management and the Employee Stock Ownership Plan implemented as a result of the Stock Offering. Data processing expenses increased $50,000 or 51.4% to $147,000 for 1998 from $97,000 for 1997. This increase is directly affected by the increase in volume of processing and number of accounts since the opening of the Shaler Township office. Professional fees increased $48,000 due to the outside assistance in complying with the increased levels of regulatory compliance of a public reporting company. Federal deposit insurance premiums and other operating expenses decreased slightly due to reduced insurance premiums resulting from the prior year recapitalization of the Savings Association Insurance Fund and additional miscellaneous expenses incurred with the start up of the Shaler branch in 1997, respectively.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the three months ended September 30, 1998 increased $27,000 to $28,000 from $1,000 for the same period ended 1997. This growth stemmed from an increase in net interest income of $158,000 and a decline in the provision for loan losses of $18,000 while being offset somewhat by a $112,000 decline in income tax benefit and a $51,000 increase in noninterest expense.

Net interest income increased from $194,000 for the three months ended September 30, 1997 to $351,000 for the same period ended 1998. As discussed above, this was due to the average balances for other interest-earning assets, mortgage-backed securities and loans increasing $5.8 million, $3.7 million, and $2.6 million, respectively, due to funds from proceeds from the opening of the Shaler Township office coupled with the proceeds from the stock offering in February 1998. For the three months ended September 30, 1998 the net tax equivalent yield on earning assets was 6.81%, as compared to 6.78% for the same period in 1997. Offsetting these increases was an increase in the average volume of interest-bearing liabilities of $3.5 million which resulted in $28,000 more of interest expense. Also as discussed previously, this incurred as a result of funds flowing into certificate of deposit and Now accounts from the new Shaler branch.

Provision for loan losses decreased $18,000 to $6,000 for the three months ended September 30, 1998 compared to $24,000 for the same period ended September 30, 1997. This decrease is derived from management's continual monitoring of the quality of its loan portfolio and its determination of the adequacy of the allowance for loan losses.

Noninterest income increased $14,000 or 55.2% from $24,000 for the three months ended September 30, 1997 to $38,000 for the same period ended 1998 due to an increase in service charges resulting form higher fees and a larger deposit base.

Noninterest expense increased $51,000 or 15.0% from $339,000 for the three months ended September 30, 1997 to $390,000 for the same period ended 1998. As previously noted, the increases result from operating a larger organization, the implementation of employee benefit plans, the volume of processing and number of accounts since the opening of the Shaler Township office, and additional professional services due to outside assistance in complying with increased levels of regulatory compliance of a publicly reported company. These were offset slightly by a decline in other expenses from costs associated with the start-up of the Shaler branch in 1997.

As noted previously, the income tax benefit increased due to an increase in the amount of pretax income for the three months ended September 30, 1998 compared to the same period ended 1997.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1998, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 59.7%, 59.0%, 21.1% and 42.6%, 41.9%, 15.0%, respectively at September 30, 1998.

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

                                                  September 30,    December 31,
                                                      1998            1997
                                                  -------------    ------------
                                                     (Dollars in thousands)

Loans on nonaccrual basis                         $      67           $    93
Loans past due 90 days or more and still accruing       106               155
                                                  ---------           -------

Total nonperforming loans                               173               248
                                                  ---------           -------

Nonperforming loans as a percent of total loans        1.24%             2.00%
                                                  =========           =======

Nonperforming assets as a percent of total assets       .37%             0.62%
                                                  =========           =======

Allowance for loan losses to nonperforming loans      71.21%            44.35%
                                                  =========           =======

At September 30, 1998 and December 31, 1997, no real estate or other assets were held as foreclosed or repossessed property.



Management monitors impaired loans on a continual basis. As of September 30, 1998, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine month period ended September 30, 1998, loans increased $1,523,000 and nonperforming loans decreased $75,000 while the allowance for loan losses increased $13,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained relatively stable at .88% for September 30, 1998 and .89% for December 31, 1997. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.q. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

Bank's own computers and software. The Bank expects to spend approximately $5,000 through December 31, 1998 to upgrade its computer system and software. This upgrade is expected to eliminate the year 2000 risk. The Bank does not expect to have material costs to address this risk after December 31, 1998. At September 30, 1998 approximately $10,000 has been expensed. The Bank expects, though there is no assurance, to be year 2000 compliant in this risk area by December 31, 1998.

Computers of others used by our borrowers. The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are year 2000 compliant in this risk area.

Computers of others who provide us with processing of certain services. This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. The service bureau has communicated that it is substantially year 2000 compliant and subsequent results of testing by the Bank have been positive.

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

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

(a) The following exhibits are included in this Report or incorporated herein by reference:

        3(i)       Articles of Incorporation of SFSB Holding Company*
        3(ii)      Bylaws of SFSB Holding Company*
        10.1.1     Directors Consultant and Retirement Plan*
        10.1.2     Supplemental Executive Retirement Plan for Barbara J. Mallen*
        10.1.3     Employment Agreement with Barbara J. Mallen*
        27         Financial Data Schedule (in electronic filing only)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

----------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) filed with the SEC on November 25, 1997 and subsequently amended on December 22, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          SFSB HOLDING COMPANY


Date November 13, 1998                    By:  /s/Barabara J. Mallen
                                               ---------------------------------
                                               Barbara J.Mallen
                                               President


Date November 13, 1998                   By:   /s/Joseph E. Gallagher
                                              ---------------------------------
                                               Joseph E. Gallagher
                                               Sr. Vice President & Secretary