Form 10KSB40
period 1998-12-31
SFSB HOLDING CO
filed 1999-03-29
CIK 1049890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                               -----------------

                                     - OR -

|_|  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from           to
                                                        -----------   ----------

Commission file number:   0-23765
                          -------
                              SFSB Holding Company
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Pennsylvania                                                23-2934332
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

             900 Saxonburg Boulevard, Pittsburgh, Pennsylvania 15223
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:          (412) 487-4200
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:
                                                           ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1998 were $3,151,149.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 1, 1999, was approximately $5.4 million.

         As of March 1, 1999, the registrant had 726,005 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

                                     PART I

Forward-Looking Statements

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

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Description of Business
-------------------------------

General

         The Company is a Pennsylvania corporation organized in October 1997 at the direction of Stanton Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On February 27, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank, is a federally chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth information concerning the types of loans held by the Bank.

                                        At December 31,
                            ---------------------------------------
                                    1998                1997
                            -------------------- ------------------
                              Amount    Percent    Amount   Percent
                                     (Dollars in thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family ....     $ 8,202    58.56%    $ 7,685    61.92%
  Home equity.............       3,809    27.20       3,188    25.68
  Commercial..............       1,549    11.06       1,097     8.83
Consumer Loans............         446     3.18         442     3.57
                               -------  -------     -------  -------
      Total loans.........     $14,006   100.00%    $12,412   100.00%
                                ======   ======      ======   ======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 1998. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $2.6 million at December 31, 1998. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                                          Due after
                                             Due within  1 through Due after
                                               1 year     5 years   5 years    Total
                                             ----------- --------- --------- --------
                                                           (In thousands)

One- to four-family real estate mortgage..    $      90  $    364  $  7,748  $  8,202
Home equity...............................           36       915     2,858     3,809
Commercial................................          147        12     1,390     1,549
Consumer..................................          256       182         8       446
                                                -------   -------  --------  --------
Total.....................................     $    529  $  1,473  $ 12,004  $ 14,006
                                                =======   =======   =======   =======


         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                  Fixed Rates  Adjustable Rates     Total
                                  -----------  ----------------  -----------
                                               (In thousands)
One- to four-family real estate
mortgage.......................... $   8,112    $      --         $   8,112
Home equity.......................     3,773           --             3,773
Commercial........................     1,122          280             1,402
Consumer..........................       190           --               190
                                     -------      -------           -------
    Total.........................  $ 13,197    $     280          $ 13,477
                                     =======       ======           =======


         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 75%. The Bank retains all of its mortgage loans and originates these loans with maturities of up to 30 years.

         Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Home Equity Loans, Second Mortgages and Other Loans. The Bank originates home equity loans and second mortgage loans which are secured primarily by one- to four-family residences. The Bank originates these loans with fixed rate terms of up to 15 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.

         Commercial Real Estate Loans. The Bank's commercial real estate loans are secured by office buildings, retail establishments, and other commercial properties. These loans generally have not exceeded $475,000 or had terms greater than 20 years.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans and construction loans in process totalled $115,000. The Bank believes that virtually all of its commitments will be funded.

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

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $16,000 for the year ended December 31, 1998.


                                                      At December 31,
                                                      ---------------
                                                      1998         1997
                                                      ----         ----
                                                  (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to four-family residential real estate.....  $     67    $    89
  Commercial real estate..........................         4          4
Consumer..........................................         6         --
                                                       -----       ----
Total non-accrual loans...........................        77         93
                                                       -----        ---
Accruing loans which are contractually past
 due 90 days or more:
Real estate loans:
  One- to four-family residential real estate.....        36        149
  Commercial real estate..........................         -         --
  Home equity.....................................         -          6
Consumer..........................................         2         --
                                                       -----      -----
Total accrual loans...............................        38        155
                                                       -----      -----
Total non-performing loans........................       115        248
                                                       -----      -----
Real estate owned.................................         -         --
                                                       -----      -----
Total non-performing assets.......................   $   115    $   248
                                                       =====      =====
Total non-performing loans to total loans.........      0.82%      2.00%
                                                       =====       ====
Total non-performing loans to total assets........      0.24%      0.62%
                                                       =====       ====
Total non-performing assets to total assets.......      0.24%      0.62%
                                                       =====       ====



         Classified Assets. The OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank's are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 1998, classified assets consisted of $115,000 of substandard assets and were classified as non-performing loans.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                    For the Years Ended
                                                       December 31,
                                               -------------------------
                                                 1998            1997
                                               -----------   -----------
                                                 (Dollars in thousands)

Total loans outstanding......................  $14,005         $12,412
                                                ======          ======
Average loans outstanding....................  $13,391         $11,399
                                                ======          ======

Allowance balance at beginning of period.....  $   110       $      66
Provision:
  Real estate................................        5              44
  Consumer...................................       17              --
Charge-offs:
  Real estate................................       --              --
  Consumer...................................      (4)              --
Recoveries:
  Real estate................................       --              --
  Consumer...................................       --              --
                                               -------        --------
Allowance balance at end of period........... $    128        $    110
                                               =======         =======
Allowance for loan losses as a percent
  of total loans outstanding.................     0.91%           0.89%
Net loans charged off as a percent
  of average loans outstanding...............     0.03%             --%
Return on average assets.....................     0.25%          (0.80)%
Return on average equity.....................     1.31%          (7.98)%
Equity to assets at period end...............    20.37%           8.67%


Analysis of the Allowance for Loan Losses

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                  At December 31,
                    -------------------------------------------
                             1998                 1997
                    ---------------------  --------------------
                             Percent of            Percent of
                            Loans in Each         Loans in Each
                             Category to           Category to
                    Amount   Total Loans   Amount  Total Loans
                    ------   -----------   ------  -----------
                              (Dollars in thousands)

One-to four-family   $ 103    85.75%      $    98    87.64%
Commercial               6    11.06            10     8.83
Consumer                19     3.19             2     3.53
                      ----   ------         -----   ------
Total                $ 128   100.00%       $  110   100.00%
                      ====   ======         =====   ======

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits, and (viii) investment grade corporate bonds, equity securities, commercial paper and mortgage derivative products. The board of directors may authorize additional investments.

         The Bank's securities available for sale and investment securities held to maturity portfolios at December 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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


                                                           At December 31,
                                                           ---------------
                                                         1998          1997
                                                         ----          ----
                                                       (Dollars in thousands)
Securities held to maturity:
U.S. government agencies............................     $ 2,581     $ 2,737
Obligations of state and political subdivisions.....       1,807       1,804
Mortgage-backed securities..........................      10,470       9,527
                                                          ------      ------
   Total securities held to maturity................      14,858      14,068
                                                          ------      ------
Securities available for sale:
Mutual funds........................................       1,043         790
FHLMC common stock..................................       1,031         743
Mortgage-backed securities..........................       2,236       1,379
                                                          ------      ------
   Total securities available for sale..............       4,310       2,912
                                                          ------      ------
  Total investment and mortgage-backed securities...     $19,168     $16,980
                                                          ======      ======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investment and mortgage-backed securities portfolio at December 31, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   As of December 31, 1998
                             ------------------------------------------------------------------------------------------------------
                                                   More than         More than         More than    Total Investment Securities and
                              One Year or Less  One to Five Years Five to Ten Years    Ten Years     Mortgage-Backed Securities
                              ----------------  ----------------  ----------------  ----------------  -----------------------------
                             Carrying  Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average   Market
                               Value    Yield     Value   Yield     Value   Yield     Value   Yield     Value   Yield     Value
                               -----    -----     -----   -----     -----   -----     -----   -----     -----   -----     -----
(Dollars in thousands)


U.S. government agencies.....   $  200  6.19%   $   500   5.09%   $1,450    6.60%   $  431   6.00%   $ 2,581   6.17%   $ 2,583
Obligations of state and
  political subdivisions.....      200  7.50          -      -       612    5.78       995   6.15      1,807   6.17      1,888
Mutual funds.................    1,043  4.68          -      -         -       -         -        -    1,043   4.68      1,043
FHLMC common stock(1)........    1,031   .--          -      -         -       -         -        -    1,031    .--      1,031
Mortgage-backed securities...      570  4.49      1,074   6.28     1,116    6.40     9,946   6.72     12,706   6.59     12,854
                                ------            -----            -----            ------            ------            ------

  Total......................   $3,044  5.06%    $1,574   5.90%   $3,178    6.37%  $11,372   6.64%   $19,168   6.38%   $19,399
                                 =====  ====      =====   ====     =====    ====    ======   ====     ======   ====     ======

-------------------------
(1) The cost of the FHLMC common stock is $15,692, resulting in an effective yield of 48.94%.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Bank's senior management. Interest rates are determined based on the Bank's liquidity requirements, interest rates paid by the Bank's competitors, and the Bank's growth goals and applicable regulatory restrictions and requirements. At December 31, 1998, the Bank had no brokered deposits and its deposits were represented by the following types of savings programs.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                        Certificates
Maturity Period                          of Deposits
---------------                          -----------
                                       (In thousands)

Within three months                        $   731
Three through six months                       409
Six through twelve months                      322
Over twelve months                           1,119
                                             -----
                                           $ 2,581
                                             =====


         Borrowings. Advances (borrowing) may be obtained from the FHLB of Pittsburgh to supplement the Bank's supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. The Bank may borrow up to $21.8 million from the FHLB of Pittsburgh. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement the Bank's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, the Bank had no borrowings from the FHLB of Pittsburgh.

Personnel

         At December 31, 1998 the Bank had 14 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. A bank must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of December 31, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. However, at December 31, 1998, the Bank was in compliance with this requirement.

Item 2. Description of Property

a. The Bank owns its main office and branch office located in Pittsburgh, Pennsylvania. The main office is located at 900 Saxonburg Boulevard and the branch office is located at 5200 Butler Street. In addition, the Bank owns property at 920 and 922 Saxonburg Boulevard. These properties were acquired for possible future business needs.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The special meeting of shareholders of the Company was held on October 20, 1998 and the following matters were voted upon:

                  Proposal I - The approval of the SFSB Holding Company 1998 Stock Option Plan

                  FOR:                     392,496
                  AGAINST:                  69,135
                  ABSTAIN:                  13,355
                  BROKER NON-VOTES:        251,019

                  Proposal II - The approval of Stanton Federal Savings Bank Restricted Stock Plan

                  FOR:                      402,521
                  AGAINST:                   67,410
                  ABSTAIN:                    5,055
                  BROKER NON-VOTES:         251,019

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         The information contained in the section captioned "Proposal II -- Ratification of Appointment of Auditors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers Election of Directors" and " - Biographical Information" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

 Item 12.  Certain Relationships and Related Transactions
 --------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) The following exhibits are included in this Report or incorporated herein by reference:

                    3(i) Articles of Incorporation of SFSB Holding Company* 3(ii) Bylaws of SFSB Holding Company*
                    10.1 Directors Consultant and Retirement Plan.*
                    10.2 Supplemental  Executive  Retirement Plan for Barbara J.
                         Mallen.*
                    10.3 Employment Agreement with Barbara J. Mallen*
                    10.4 SFSB Holding Company 1998 Stock Option Plan**
                    10.5 Stanton Federal Savings Bank Restricted Stock Plan**
                    13   Portions of 1998 Annual Report to Stockholders
                    21   Subsidiaries of Registrant (see "Item 1 - Business")
                    27   Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

         (b) On November 18, 1998, the Company filed a Form 8-K (Items 5 and 7) to disclose its intention to purchase up to 29,040 shares of the Company's common stock for its restrictive stock plan.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 1999.

                                     SFSB Holding Company


                                           /s/ Barbara J. Mallen
                                     By:   -------------------------------------
                                           Barbara J. Mallen
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1999.


/s/Barbara J. Mallen                         /s/Joseph E. Gallagher
--------------------------------------       -----------------------------------
Barbara J. Mallen                            Joseph E. Gallagher
President                                    Senior Vice President and Director
(Principal Executive Officer)                (Principal Financial and Accounting
                                             Officer)


/s/Timothy R. Maier                          /s/Jerome L. Kowalewski
--------------------------------------       -----------------------------------
Timothy R. Maier                             Jerome L. Kowalewski
Chairman of the Board                        Treasurer and Director


/s/Mary Lois Loftus
--------------------------------------
Mary Lois Loftus
Director