Form 10QSB
period 1999-03-31
SFSB HOLDING CO
filed 1999-05-12
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB
---
 X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---
                                     OF 1934

                  For the quarterly period ended March 31, 1999

---
--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                   For the transition period from ______ to ______

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

Pennsylvania                                              23 - 2934332
------------                                              ------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (412) 487 - 4200
                          ----------------------------
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

                  Class: Common Stock, par value $.10 per share
                       Outstanding at May 6, 1999: 726,005

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                  -------------
PART I  -  FINANCIAL INFORMATION

     Item 1.       Financial Statements

                       Consolidated Balance Sheet (Unaudited) as of                                     3
                           March 31, 1999 and December 31, 1998

                       Consolidated Statement of Income (Unaudited)
                           for the Three Months ended March 31, 1999 and 1998                           4

                       Consolidated Statement of Changes in Stockholders' Equity (Unaudited)            5

                       Consolidated Statement of Cash Flows (Unaudited)
                           for the Three Months ended March 31, 1999 and 1998                           6

                       Notes to Unaudited Consolidated Financial Statements                             7

     Item 2.        Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                             8-11

PART II  -  OTHER INFORMATION

     Item 1.       Legal Proceedings                                                                   12

     Item 2.       Changes in Securities                                                               12

     Item 3.       Default Upon Senior Securities                                                      12

     Item 4.       Submissions of Matters to a Vote of Security Holders                                12

     Item 5.       Other Information                                                                   12

     Item 6.       Exhibits and Reports on Form 8 - K                                                  12

SIGNATURES                                                                                             13


                              SFSB HOLDING COMPANY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                    March 31,     December 31,
                                                       1999           1998
                                                    -----------   -------------

ASSETS
Cash and due from banks                              $    474,032  $    488,759
Interest-bearing overnight deposits with other banks    6,967,022     8,605,494
                                                      -----------   -----------

     Cash and cash equivalents                          7,441,054     9,094,253

Certificates of deposits with other banks               3,165,469     3,451,675
Investment securities available for sale                1,973,991     2,073,921
Investment securities held to maturity  (market
     value of $9,608,807 and $4,473,370)                9,580,552     4,387,648
Mortgage-backed securities available for sale           2,070,349     2,235,852
Mortgage-backed securities held to maturity (market
     value of $9,313,020 and $10,617,900)               9,214,229    10,470,280
Loans receivable (net of allowance for loan losses of
     $131,193  and $128,193)                           13,778,662    13,876,438
Accrued interest receivable                               353,104       307,819
Premises and equipment                                  1,525,228     1,552,612
Federal Home Loan Bank stock                              218,100       218,100
Other assets                                               62,264        54,288
                                                      -----------   -----------

     TOTAL ASSETS                                    $ 49,383,002  $ 47,722,886
                                                      ===========   ===========

LIABILITIES
Deposits                                             $ 38,096,396  $ 37,354,170
Advances by borrowers for taxes and insurance              81,930       106,651
Accrued interest payable and other liabilities            549,066       540,947
Commitment to purchase investment securities            1,000,000             -
                                                      -----------   -----------
     TOTAL LIABILITIES                                 39,727,392    38,001,768
                                                      -----------   -----------

Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares
 authorized, none
     issued and outstanding                                     -             -
Common stock, $.10 par value, 4,000,000 shares
authorized; 726,005 shares issued and outstanding          72,600        72,600
Additional paid in capital                              6,699,257     6,701,193
Retained earnings-substantially restricted              3,128,919     3,123,127
Accumulated other comprehensive income                    514,889       608,832
Unallocated shares held by Employee Stock
     Ownership Plan (ESOP)                               (508,200)     (522,720)
Unallocated shares held by Restricted Stock Plan (RSP)   (251,855)     (261,914)
                                                      -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                         9,655,610     9,721,118
                                                      -----------   -----------

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $ 49,383,002  $ 47,722,886
                                                      ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                    Three Months Ended March 31,
                                                       1999           1998
                                                    -----------   -------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                  $    272,902  $      251,680
Interest-bearing deposits with other banks             150,058         156,329
Investment securities
     Taxable                                            80,964          68,386
     Exempt from federal income tax                     18,663          19,832
Mortgage-backed securities                             196,314         180,280
                                                    -----------   -------------
     Total interest and dividend
        income                                         718,901         676,507
                                                    -----------   -------------

INTEREST EXPENSE
Deposits                                               373,423         379,531
                                                    -----------   -------------
     Total interest expense                            373,423         379,531
                                                    -----------   -------------

NET INTEREST INCOME                                    345,478         296,976

Provision for loan losses                                3,000           6,748
                                                    -----------   -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           342,478         290,228
                                                    -----------   -------------

NONINTEREST INCOME
Service fees                                            33,141          23,474
Investment securities gains, net                        17,140               -
Other income                                             5,631           4,191
                                                    -----------   -------------
     Total noninterest income                           55,912          27,665
                                                    -----------   -------------

NONINTEREST EXPENSE
Compensation and employee benefits                     191,021         155,216
Occupancy and equipment                                 60,857          56,411
Federal insurance premium                                5,836          10,852
Data processing                                         53,326          39,077
Professional fees                                       32,018          12,275
Other operating expenses                                49,539          54,980
                                                    -----------   -------------
     Total noninterest expense                         392,597         328,811
                                                    -----------   -------------

Income (loss) before income tax expense                  5,793         (10,918)
Income tax expense                                           -               -
                                                    -----------   -------------


NET INCOME (LOSS)                                 $      5,793  $      (10,918)
                                                    ===========   =============


Earnings (loss) per share (since
inception February 26, 1998):
Basic                                             $          -  $        (0.03)
Fully diluted                                                -             N/A

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated
                                                                         Other   Unallocated  Unallocated
                                                Additional               Compre-    Shares      Shares        Total       Compre-
                                     Common      Paid-in     Retained    hensive   Held by      Held By    Stockholders'  hensive
                                     Stock       Capital     Earnings    Income     ESOP         RSP          Equity      Income
                                   ---------   -----------  ---------  ---------- ---------  -----------  -------------   --------

Balance, December 31, 1999         $ 72,600  $  6,701,193 $ 3,123,127  $ 608,832 $ (522,720)  $(261,914)$    9,721,118   $

Net income                                                      5,792                                            5,792       5,792
Other comprehensive income:
  Unrealized loss on available for
    sale securities, net of                                              (93,943)                              (93,943)    (93,943)
    reclassification adjustment                                                                                            -------
Comprehensive income                                                                                                     $ (88,151)
                                                                                                                           ========

RSP shares released                                                                              10,059         10,059
ESOP shares released                               (1,936)                           14,520                     12,584
                                   ---------   ----------  ----------- ---------- ---------  ----------    -----------
Balance, March 31, 1999           $   72,600 $  6,699,257 $  3,128,919  $514,889 $ (508,200) $ (251,855)  $  9,655,610
                                   =========   ==========   ========== =========  =========  ==========    ===========


                                                                 1999
                                                               ---------
Components of comprehensive
    income:  Change in net
    unrealized loss on investment
    securities available for sale                             $ (82,631)
Realized gains included in net
    income, net of tax                                          (11,312)
                                                               ---------

Total                                                         $ (93,943)
                                                              =========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended March 31,
                                                       1999           1998
                                                    -----------   -------------

OPERATING ACTIVITIES
Net income (loss)                                 $      5,792  $      (10,918)
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Provision for loan losses                           3,000           6,748
     Depreciation and amortization                      53,918          30,975
     Investment securities gains                       (17,140)              -
     Increase in accrued interest receivable           (45,285)        (47,776)
     Other, net                                         46,331         272,608
                                                    -----------   -------------

     Net cash provided by operating activities          46,616         251,637
                                                    -----------   -------------

INVESTING ACTIVITIES
Decrease (increase) in certificates of deposits        286,206         (95,366)
Investment securities available for sale:
     Purchases                                         (48,301)         (8,063)
     Proceeds from sales                                17,949               -
     Maturities and repayments                               -             781
Investment securities held to maturity:
     Purchases                                      (4,799,219)              -
     Maturities and repayments                         606,688         519,633
Mortgage-backed securities available
   for sale:
     Purchases                                               -        (208,950)
     Maturities and repayments                         167,572          85,661
Mortgage-backed securities held to
   maturity:
     Maturities and repayments                       1,260,900         499,070
Net decrease (increase) in loans receivable             94,776        (733,036)
Purchase of premises and equipment                      (3,891)              -
                                                    -----------   -------------

     Net cash provided by (used for)
     investing activities                           (2,417,320)         59,730
                                                    -----------   -------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                    742,226        (112,415)
Proceeds from the sale of common stock                       -       6,275,090
Net decrease in advances by borrowers
   for taxes and insurance                             (24,721)        (45,415)
                                                    -----------   -------------
     Net cash provided by
        financing activities                           717,505       6,117,260
                                                    -----------   -------------

     Increase (decrease) in cash and cash
       equivalents                                  (1,653,199)      6,428,627

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                            9,094,253       5,046,902
                                                    -----------   -------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                             $  7,441,054  $   11,475,529
                                                    ===========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
     Interest on deposits and
        borrowings                                $    373,423  $      379,857
     Income taxes                                       21,100               -

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of SFSB Holding Company (the "Company") includes its wholly- owned subsidiary Stanton Federal Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets at March 31, 1999 increased $1,660,000 or 3.5% from $47,723,000 at December 31, 1998 to $49,383,000 at March 31, 1999.

Interest-bearing overnight deposits and certificates of deposits with other banks decreased $1,925,000 or 16.0% from $12,057,000 at December 31, 1998 to
$10,132,000 at March 31, 1999. Management began to utilize excess overnight deposits to increase its holdings in higher yielding investment securities.

Total investment and mortgage-backed securities increased $3,671,000 or 19.2% from $19,168,000 at December 31, 1998 to $22,839,000 at March 31, 1999. The
Company increased its investments by purchasing $5,493,000 of 10 and 15-year U.S. Government Agency securities with yields ranging from 6.0% to 7.1%. There were corresponding declines in the mortgage-backed, municipal, and equity securities portfolios of $1,422,000, $300,000, and $100,000, respectively. During 1998, management focused on supplementing loan demand by primarily increasing its holdings in mortgage-backed securities; however, during the first quarter of 1999, the emphasis has been directed toward increasing the U.S. Government Agency securities portfolio from 13.5% to 35.4% of the total investment portfolio.

Stockholder's equity decreased $71,000 to $9,650,000 at March 31, 1999 from $9,721,000 at December 31, 1998 as a result of a decline on unrealized gains on investment securities of $94,000 while being offset somewhat by the amortization of ESOP and RSP shares of $23,000. At the annual shareholders' on April 20, 1999, meeting, the Company announced a dividend of $.05 per share payable to shareholders' of record on April 30, 1999. The dividend will be paid on May 15, 1999. The Board of Directors will determine future dividends in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies. The Company has also announced at the annual shareholders' meeting a stock buy back plan of up to 5% of the total shares outstanding.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income increased $17,000 from a net loss of $11,000 for the three months ended March 31, 1998 to net income of $6,000 for the same period in 1999. This increase was due to increases in net interest income of $49,000 and noninterest income of $28,000, while offset by an increase in noninterest expense of $64,000.

The Company's net interest income increased $49,000 or 16.3% from $297,000 for the three months ended March 31, 1998 compared to $345,000 for the same period ended 1999. Of this amount, $42,000 resulted from an increase in interest income due primarily to slight increases in interest on loans receivable, mortgage-backed securities, and investment securities of $21,000, $16,000, and $13,000, respectively. There was significant growth relating to the principal balances of these categories throughout resulting from proceeds received in the initial public offering. This led to an increase in the average principal balance of interest earning assets of $5.1 million. Average loans receivable increased $1.4 million as growth occurred in both the 1-4 family and home equity markets. Average mortgage-backed and investment securities increased $1.3 million and $1.0 million, respectively, as excess funds from the initial public offering were used to increase the Company's holdings of mortgage-backed, U.S. Government agency, and equity securities. Although the Company has achieved significant growth in these areas, a declining rate environment has offset the overall increase in interest income. The tax equivalent yield on interest earning assets fell from 6.79% to 6.40% for the three months ended March 31, 1998 as compared to the same period ended 1999. The impact of this decline has effected all categories of interest earning assets.

Interest expense on deposits decreased from $380,000 for the three months ended March 31, 1998 to $373,000 for the same period ended 1999. The cost of interest bearing liabilities declined by 14 basis points from 4.35% for the three months ended March 31, 1998 as compared to 4.21% for the same period ended 1999. As regional interest rates declined throughout the latter part of 1998, the Company reacted simultaneously in order to remain competitive within its markets as well as soften the impact to its interest rate margin. Despite this downturn in interest rates, the average volume of interest bearing liabilities has remained relatively stable, increasing approximately $533,000 or 1.5%.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses decreased by $4,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. "SEE RISK ELEMENTS."

Noninterest income rose $28,000 or 102.1% from $28,000 for the three months ended March 31, 1998 to $56,000 for the same period ended 1999. This increase is comprised principally of investment securities gains relating to the sale of FHLMC stock and service charges on deposit accounts for $17,000 and $10,000, respectively. Service charges increased due to increased volume of transaction-related accounts and a higher fee structure.

Noninterest expense increased $64,000 or 19.4% from $329,000 for three months ended March 31, 1998 to $393,000 for the same period in 1999. Compensation and benefits increased $36,000 or 23.1% due to increased benefit costs associated with the implementation of the Employee Stock Ownership and Restricted Stock Plans. Professional fees increased $20,000 for the three months ended March 31, 1999 as compared to the same period ended 1998. This increase stems from assistance with the implementation of employee benefit plans, as well as an increase in outside assistance in complying with the increased levels of regulatory compliance of a public reporting company. Data processing fees which increased $14,000 or 36.5% for the three months ended March 31, 1999 as compared to the same period ended 1998 were directly affected by an increase in volume of processing and number of accounts.


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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1999, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratio requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 55.1%, 52.3%, 13.6% and 40.9%, 38.0%, 13.6%, respectively at March 31, 1999.

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

                                                       March 31,   December 31,
                                                        1999            1998
                                                       ---------    ---------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                             $      66    $       77
Loans past due 90 days or more and still accruing            50            38
                                                       ---------    ---------

Total nonperforming loans                                   116           115
                                                       ---------    ---------

Nonperforming loans as a percent of total loans            0.83%         0.82%
                                                       ========     =========

Nonperforming assets as a percent of total assets           .24%         0.24%
                                                       ========     =========

Allowance for loan losses to nonperforming loans         113.10%       111.30%
                                                       ========      ========

At March 31, 1999 and December 31, 1998, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 1999, loans decreased $95,000 while nonperforming loans remained stable. The allowance for loan losses increased $3,000 during this same period and the percentage of allowance for loan losses to loans outstanding rose slightly from .83% to .94%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (i.e. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

Bank's own computers and software. The Bank spent approximately $5,000 through March 31, 1999 to upgrade its computer system and software. This upgrade is expected to have eliminated the year 2000 risk. The Bank does not expect to have material costs to address this risk after March 31, 1999. Through March 31, 1999 approximately $10,000 has been expensed. The Bank considers itself, though there is no assurance, to be year 2000 compliant in this risk area as of March 31, 1999.

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

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

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

             None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are incorporated as part of this report

               3(i) Articles of Incorporation of SFSB Holding Company*
               3(ii) Bylaws of SFSB Holding Company*
               10.1 Directors Consultant and Retirement Plan.*
               10.2 Supplemental Executive Retirement Plan for Barbara J.Mallen*
               10.3 Employment Agreement with Barbara J. Mallen*
               10.4 SFSB Holding Company 1998 Stock Option Plan**
               10.5 Stanton Federal Savings Bank Restricted Stock Plan**
               27   Financial Data Schedule (electronic filing only)
____________________
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SFSB HOLDING COMPANY




Date:  May 12, 1999                     By: /s/ Barbara J. Mallen
                                           -------------------------------------
                                           Barbara J. Mallen
                                           President and Chief Executive Officer
                                             Director







Date:  May 12, 1999                     By: /s/ Joseph E. Gallagher
                                           -------------------------------------
                                           Joseph E. Gallagher
                                           Senior Vice President/Director