Form 10QSB
period 1999-06-30
SFSB HOLDING CO
filed 1999-08-11
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

             FORM 10 - QSB

       -----
        X          QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
       -----       EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

       -----
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       -----       EXCHANGE ACT

                   For the transition period from              to
                                                  ------------    ----------

                         Commission File Number 0-23765

                              SFSB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23 - 2934332
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
                    (Address of principal executive offices)

                                (412) 487 - 4200
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 3, 1999: 689,705

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                                                  Page
                                                                                                                  Number
                                                                                                              ------------------
PART I  -  FINANCIAL INFORMATION

       Item 1.       Financial Statements

                         Consolidated Balance Sheet (Unaudited) as of                                                 3
                             June 30, 1999 and December 31, 1998

                         Consolidated Statement of Income (Unaudited)
                             for the Six Months ended June 30, 1999 and 1998                                          4

                         Consolidated Statement of Income (Unaudited)
                             for the Three Months ended June 30, 1999 and 1998                                        5

                         Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                        6

                         Consolidated Statement of Cash Flows (Unaudited)
                             for the Six Months ended June 30, 1999 and 1998                                          7

                         Notes to Unaudited Consolidated Financial Statements                                         8

       Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                         9 - 14

PART II  -  OTHER INFORMATION

       Item 1.       Legal Proceedings                                                                               15

       Item 2.       Changes in Securities                                                                           15

       Item 3.       Default Upon Senior Securities                                                                  15

       Item 4.       Submissions of Matters to a Vote of Security Holders                                            15

       Item 5.       Other Information                                                                               16

       Item 6.       Exhibits and Reports on Form 8 - K                                                              16

SIGNATURES                                                                                                           17


                              SFSB HOLDING COMPANY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                        June 30,     December 31,
                                                                                          1999           1998
                                                                                  ----------------  --------------
ASSETS
Cash and due from banks                                                             $    536,213    $    488,759
Interest-bearing overnight deposits with other banks                                   3,271,344       8,605,494
                                                                                     ------------     -----------

       Cash and cash equivalents                                                       3,807,557       9,094,253

Certificates of deposits with other banks                                              2,182,758       3,451,675
Investment securities available for sale                                               2,743,945       2,073,921
Investment securities held to maturity  (market
       value of $10,151,844 and $4,473,370)                                           10,373,742       4,387,648
Mortgage-backed securities available for sale                                          1,978,952       2,235,852
Mortgage-backed securities held to maturity (market
       value of $10,902,808 and $10,617,900)                                          11,029,239      10,470,280
Loans receivable (net of allowance for loan losses of
       $134,193 and $128,193)                                                         14,068,554      13,876,438
Accrued interest receivable                                                              433,204         307,819
Premises and equipment                                                                 1,494,403       1,552,612
Federal Home Loan Bank stock                                                             218,100         218,100
Other assets                                                                              34,881          54,288
                                                                                     ------------     -----------

       TOTAL ASSETS                                                                 $ 48,365,335    $ 47,722,886
                                                                                     ============     ===========


LIABILITIES
Deposits                                                                            $ 38,523,877    $ 37,354,170
Advances by borrowers for taxes and insurance                                            125,695         106,651
Accrued interest payable and other liabilities                                           416,284         540,947
                                                                                     ------------     -----------
       TOTAL LIABILITIES                                                              39,065,856      38,001,768
                                                                                     ------------     -----------

Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares authorized, none                                -               -
       issued and outstanding
Common stock, $.10 par value, 4,000,000 shares authorized; 726,005
       shares issued                                                                      72,600          72,600
Additional paid in capital                                                             6,698,742       6,701,193
Retained earnings-substantially restricted                                             3,107,142       3,123,127
Accumulated other comprehensive income                                                   523,638         608,832
Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                                            (493,680)       (522,720)
Unallocated shares held by Restricted Stock Plan (RSP)                                  (241,796)       (261,914)
Treasury stock ( 36,300 shares at cost)                                                 (367,167)              -
                                                                                     ------------     -----------
       TOTAL STOCKHOLDERS' EQUITY                                                      9,299,479       9,721,118
                                                                                     ------------     -----------
       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                    $ 48,365,335    $ 47,722,886
                                                                                     ============     ===========

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                                       Six Months Ended June 30,
                                                                                          1999            1998
                                                                                      -----------     -----------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                    $    562,506    $    526,097
Interest-bearing deposits with other banks                                               251,971         333,876
Investment securities
       Taxable                                                                           235,561         149,576
       Exempt from federal income tax                                                     35,926          41,088
Mortgage-backed securities                                                               382,511         375,447
                                                                                      -----------     -----------
       Total interest and dividend
          income                                                                       1,468,475       1,426,084
                                                                                      -----------     -----------

INTEREST EXPENSE
Deposits                                                                                 749,352         762,518
                                                                                      -----------     -----------
       Total interest expense                                                            749,352         762,518
                                                                                      -----------     -----------

NET INTEREST INCOME                                                                      719,123         663,566

Provision for loan losses                                                                  6,000          10,748
                                                                                      -----------     -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                             713,123         652,818
                                                                                      -----------     -----------

NONINTEREST INCOME
Service fees                                                                              59,972          48,811
Investment securities gains, net                                                          17,140               -
Other income                                                                              13,076           7,388
                                                                                      -----------     -----------
       Total noninterest income                                                           90,188          56,199
                                                                                      -----------     -----------

NONINTEREST EXPENSE
Compensation and employee benefits                                                       391,199         325,839
Occupancy and equipment                                                                  117,163         113,126
Data processing                                                                          114,310          98,301
Professional fees                                                                         55,409          48,190
Other operating expenses                                                                 107,529          94,682
                                                                                      -----------     -----------
       Total noninterest expense                                                         785,610         680,138
                                                                                      -----------     -----------

NET INCOME                                                                          $     17,701    $     28,879
                                                                                      ===========     ===========


Earnings per share:
Basic                                                                               $       0.03    $       0.04
Fully diluted                                                                               0.03      N/A

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                                       Three Months Ended June 30,
                                                                                          1999              1998
                                                                                      -------------     ------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                    $      289,604    $     274,417
Interest-bearing deposits with other banks                                                 101,913          177,547
Investment securities
       Taxable                                                                             154,597           81,190
       Exempt from federal income tax                                                       17,263           21,256
Mortgage-backed securities                                                                 186,197          195,167
                                                                                      -------------     ------------
       Total interest and dividend
          income                                                                           749,574          749,577
                                                                                      -------------     ------------

INTEREST EXPENSE
Deposits                                                                                   375,929          382,987
                                                                                      -------------     ------------
       Total interest expense                                                              375,929          382,987
                                                                                      -------------     ------------

NET INTEREST INCOME                                                                        373,645          366,590

Provision for loan losses                                                                    3,000            4,000
                                                                                      -------------     ------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                               370,645          362,590
                                                                                      -------------     ------------

NONINTEREST INCOME
Service fees                                                                                26,830           25,337
Other income                                                                                 7,445            3,197
                                                                                      -------------     ------------
       Total noninterest income                                                             34,275           28,534
                                                                                      -------------     ------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                         200,178          170,623
Occupancy and equipment                                                                     56,306           56,715
Data processing                                                                             60,984           53,798
Professional fees                                                                           23,391           35,915
Other operating expenses                                                                    52,155           34,276
                                                                                      -------------     ------------
       Total noninterest expense                                                           393,014          351,327
                                                                                      -------------     ------------

NET INCOME                                                                          $       11,906    $      39,797
                                                                                      =============     ============

Earnings per share:
Basic                                                                               $         0.02    $        0.06
Fully diluted                                                                                 0.02
   N/A

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Accumulated
                                                            Other       Unallocated   Unallocated
                                 Additional                 Compre-       Shares         Shares                Total       Compre-
                         Common    Paid-in     Retained      ensive      Held by       Held by    Treasury Stockholders'   hensive
                         Stock     Capital     Earnings      ncome        ESOP           RSP       Stock       Equity        Loss
                        -------- ---------   ---------     -------    -----------    --------    --------   ---------    ---------

Balance,
  December 31, 1998      $ 72,600 $6,701,193  $3,123,127   $608,832    $   (522,720)  $(261,914)  $       -  $9,721,118

Net income                                       17,701                                                         17,701   $ 17,701
Other comprehensive
income:
  Unrealized loss on
    available for
    sale securities                                         (85,194)                                           (85,194)   (85,194)
                                                                                                                          -------
Comprehensive income                                                                                                     $(67,493)
                                                                                                                          =======
RSP shares released                                                                     20,118                  20,118
ESOP shares released                 (2,451)                                29,040                              26,589
Purchase treasury stock                                                                           (367,167)   (367,167)
Cash dividends
  ($.05 per share)                              (33,686)                                                       (33,686)
                         -------  ---------   ---------     -------    -----------    --------    --------   ---------

Balance,
  June 30, 1999         $ 72,600 $6,698,742  $3,107,142    $523,638   $   (493,680)  $(241,796)  $(367,167) $9,299,479
                         =======  =========   =========     =======    ===========    ========    ========   =========


                                                                           1999
                                                                        ----------

Components of
    comprehensive
    loss:  Change in
    net unrealized
    loss on investment
    securities
    available for sale                                                $    (73,882)
Realized gains included
    in net income,
    net of tax                                                             (11,312)
                                                                       -----------

Total                                                                 $    (85,194)
                                                                        ===========


See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            Six Months Ended June 30,
                                                                                             1999                   1998
                                                                                      -------------------     ------------------
OPERATING ACTIVITIES
Net income                                                                          $             17,701    $            28,879
Adjustments to reconcile net income to
   net cash provided by (used for) operating
   activities:
       Provision for loan losses                                                                   6,000                 10,748
       Depreciation and amortization                                                             109,257                104,239
       Investment securities gains                                                               (17,140)                     -
       Increase in accrued interest receivable                                                  (125,385)               (48,158)
       Other, net                                                                                (52,575)               146,212
                                                                                      -------------------     ------------------

       Net cash provided by (used for) operating activities                                      (62,142)               241,920
                                                                                      -------------------     ------------------

INVESTING ACTIVITIES
Decrease (increase) in certificates of deposits                                                1,268,917               (592,309)
Investment securities available for sale:
       Purchases                                                                                (804,847)               (16,177)
       Proceeds from sales                                                                        18,858                      -
       Maturities and repayments                                                                       -                  1,582
Investment securities held to maturity:
       Purchases                                                                              (6,798,594)            (1,575,000)
       Maturities and repayments                                                                 813,918                520,256
Mortgage-backed securities available for sale:
       Purchases                                                                                       -             (1,843,594)
       Maturities and repayments                                                                 257,216                296,990
Mortgage-backed securities held to maturity:
       Purchases                                                                              (2,500,100)            (1,367,541)
       Maturities and repayments                                                               1,934,637              1,326,603
Net increase in loans receivable                                                                (198,116)            (1,256,501)
Purchase Federal Home Loan Bank Stock                                                                  -                (46,400)
Purchase of premises and equipment                                                                (4,341)                (1,687)
                                                                                      -------------------     ------------------

       Net cash used for investing activities                                                 (6,012,452)            (4,553,778)
                                                                                      -------------------     ------------------

FINANCING ACTIVITIES
Net increase in deposits                                                                       1,169,707              1,095,149
Proceeds from the sale of common stock                                                                 -              6,254,126
Net increase in advances by borrowers
   for taxes and insurance                                                                        19,044                 12,285
Purchase of treasury stock                                                                      (367,167)                     -
Cash dividends paid                                                                              (33,686)                     -
                                                                                      -------------------     ------------------
       Net cash provided by
          financing activities                                                                   787,898              7,361,560
                                                                                      -------------------     ------------------

       Increase (decrease) in cash and cash  equivalents                                      (5,286,696)             3,049,702

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                      9,094,253              5,046,902
                                                                                      -------------------     ------------------

CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                                       $          3,807,557    $         8,096,604
                                                                                      ===================     ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
       Interest on deposits and
          borrowings                                                                $            749,352    $           772,928
       Income taxes                                                                               30,100                      -

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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 1999 or any other interim period.


NOTE 2 - EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share for 1999. There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                   Six Months     Three Months
                                                     Ended            Ended
                                                    June 30,        June 30,
                                                      1999            1999
                                                  ------------    ------------
       Denominator:
            Denominator for basic earnings per
               share - weighted-average shares        664,585         654,471
            Employee stock options                      6,130           5,904
                                                  ------------    ------------

            Denominator for Diluted earnings per
                share - adjusted weighted-average
                assumed conversions                   670,715         660,375
                                                  ============    ============

       For the six months ended June 30, 1998, earnings per share computations based upon the weighted number of shares outstanding for the period since inception, February 26, 1998, totaled 669,619 and the weighted number of shares outstanding for the three months ended June 30, 1998 totaled 670,588 shares. Net income used in the earnings per share calculation was $28,879 and $39,797, respectively. There were no dilutive common shares of stock outstanding in 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets at June 30, 1999 increased $642,000 or 1.35% from $47,723,000 at December 31, 1998 to $48,365,000 at June 30, 1999 funded primarily by a
$1,170,000 or 3.13% increase in deposits less $367,000 in treasury stock purchases.

Interest-bearing overnight deposits and certificates of deposits with other banks decreased $6,603,000 or 54.76% from $12,057,000 at December 31, 1998 to
$5,454,000 at June 30, 1999. Management continues to utilize excess overnight deposits, from the public offering in 1998, and increase its holdings in higher yielding investment securities.

Total investment and mortgage-backed securities held to maturity increased $6,545,000 or 44.05% from $14,858,000 at December 31, 1998 to $21,403,000 at
June 30, 1999. This increase most notably reflects the expansion of U.S. Government Agency securities with maturities and yields ranging from 10 to 15 years and 6.00% to 7.10%, respectively. Total U.S. Government Agency, equity, and mortgage-backed securities increased $6,285,000, $670,000, and $302,000, respectively with a corresponding decline in the municipal security portfolio of $299,000. During 1998, management focused on supplementing loan demand by primarily increasing its holdings in mortgage-backed securities; however, during the first two quarters of 1999, the emphasis has been directed toward increasing the U.S. Government Agency securities portfolio to increase the yield on interest earning assets.

At June 30, 1999, the Company's investment securities and mortgage-backed available for sale portfolios totaled $4.7 million, or 9.8%, of the Company's total consolidated assets. Pursuant to generally accepted accounting standards, such securities are recorded at current market value and net unrealized gains or losses on such securities are excluded from earnings and reported net of income taxes as part of comprehensive income, a separate component of stockholders' equity, until realized. At June 30, 1999, due to increases in market rates, unrealized gains for such securities decreased approximately $85,000 from December 31, 1998. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period.

Net loans receivable increased slightly from $13,876,000 at December 31, 1998 to $14,069,000 at June 30, 1999. Home equity loans increased $603,000 while real estate mortgages decreased $511,000. As noted previously, management has supplemented the loan demand with other investment opportunities until their current market environment strengthens.

Deposits  increased  $1,170,000  or 3.13% to  $38,524,000  at June 30, 1999 from
$37,354,000 at December 31, 1998 due primarily to an increase in the volume of savings deposits and transaction accounts of $919,000 or 9.44% and $513,000 or 9.56%, respectively offset by a decrease in certificates of deposit of $262,000 or 1.18%. The net increase in deposits was used to fund the investment portfolio.

Stockholder's equity decreased $422,000 to $9,299,000 at June 30, 1999 from $9,721,000 at December 31, 1998 as a result of the company purchasing 36,300 shares of treasury stock totaling $367,000 and a cash dividend paid to shareholders of $34,000. Additionally there was also a decline in unrealized gains on investment securities of $85,000 that was offset somewhat by the amortization of ESOP and RSP shares of $49,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Our net income decreased $11,000 to $18,000 for the six months ended June 30, 1999 from net income of $29,000 for the same period ended June 30, 1998. This decrease was due to an increase in noninterest expense of $105,000 partially offset by an increase in net interest income after provision for loan losses and noninterest income of $60,000 and 34,000, respectively.

Net interest income increased $55,000 to $719,000 for the six months ended June 30, 1999 compared to $664,000 for the same period ended June 30, 1998. This increase in net interest income was due to an increase in total interest income of $42,000 coupled with a decrease in total interest expense of $14,000.

The increase in total interest income was comprised of increases in interest income on investment securities and loans receivable of $80,000 and $37,000, respectively which were partially offset by a decrease in interest income on other interest earning assets of $82,000. The average principal balance of total interest earning assets increased $2,168,000 or 5.08% comprised of increases in the average principal balances of U.S. Government Agency securities, loans receivable, and mortgage-backed securities of $2,338,000, $642,000, and $210,000, respectively which were offset by a decrease of $1,022,000 in other interest earning assets. As previously discussed, the change in the composition of interest earning assets represents management's efforts to increase the U.S. Government Agency securities portfolio with funds previously invested in overnight night deposits with other banks and deposit growth.

Interest expense on deposits decreased $14,000 or 1.8% from $763,000 for the six months ended June 30, 1998 to $749,000 for the same period ended June 30, 1999. The cost of funds on interest-bearing liabilities decreased 22 basis points from 4.41% for 1998 to 4.19% for 1999. The average yield on certificates of deposit decreased 46 basis points from 5.49% for the six months ended June 30, 1998 to 5.03% for the six months ended June 30, 1999. The certificates of deposit average balance for the six months ending June 30, 1999 and 1998 averaged $22 million and $21 million respectively.

Noninterest income, which is comprised principally of service charges on deposit accounts and investment securities gains, increased $34,000 or 60.48% to $90,000 for 1999 compared to $56,000 for 1998. This increase was comprised primarily of $17,000 in investment securities gains from the sale of FHLMC stock and a $11,000 increase in service charges on deposit accounts due to the increased number of deposit accounts and volume of transactions.

Noninterest expense increased $105,000 or 15.51% to $785,000 for the six months ended June 30, 1999 from $680,000 for the same period ended 1998. The increase was primarily due to increases in compensation and benefits expense, data processing expense and professional fees. Compensation and benefits increased $66,000 or 20.06% to $392,000 for 1999 from $326,000 for 1998 as a result of the costs associated with the supplementary retirement plan, restricted stock plan, and ESOP employee benefit plans. Data processing expenses increased $16,000 or 16.29% to $114,000 for 1999 from $98,000 for 1998 due to the increase in volume of processing and number of accounts. Professional fees increased $7,000 due to costs associated with the implementation of employee benefit plans and the stock buy back program.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income for the three months ended June 30, 1999 decreased $28,000 to $12,000 from net income of $40,000 for the same period ended June 30, 1998. This decrease stemmed from an increase in noninterest expense of $42,000 partially offset by increases in net interest income after provision for loan losses and noninterest income of $8,000 and $6,000 respectively.

Net interest income increased from $367,000 for the three months ended June 30, 1998 to $374,000 for the same period ended 1999. The average balances for interest-earnings assets rose $638,000 during this period with a noted change in interest-earning asset composition as U.S. Government Agency security purchases increased the average balance of investment securities by $4.7 million offset by a decrease in other interest earning assets of $3.7 million.

Interest expense for the three months ended June 30, 1999 decreased $7,000 to $376,000 from $383,000 for the same period ended 1999. The average interest bearing liabilities balance for the three months ended June 30, 1999 remained relatively unchanged compared to the same period ended 1998. The average yield on interest bearing liabilities also remained relatively unchanged as the overall yield decreased by 5 basis points noting a decrease in the yield on certificates of deposit offset by an increase in the yield on interest bearing demand deposits.

Noninterest income increased $5,000 or 20.12% from $29,000 for the three months ended June 30, 1998 to $34,000 for the same period ended 1999 due to an increased service charges on deposit accounts and fee income on ATM transactions.

Noninterest expense increased $42,000 or 11.87% from $351,000 for the three months ended June 30, 1998 to $393,000 for the same period ended June 30, 1999. As previously noted, the increase was primarily due to increases in compensation and benefits and data processing expense. Compensation and benefits increased $30,000 or 17.32% from $171,000 for the three months ended June 30, 1998 to $200,000 for the same period ended 1999 due to increased costs associated with the supplementary retirement plan, restricted stock plan, and ESOP employee benefit plans. Data processing expenses increased $7,000, or 13.36% to $61,000 for 1999 from $54,000 for 1998 due to the increase in volume of processing and number of accounts. Professional fees decreased by $13,000 or 34.87% to $23,000 due to initially complying with regulatory compliance of a publicly reported company . Other operating expense increased $17,000 or 52.16% to $52,000. This increase reflects nominal increases in numerous operating expense accounts.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1999, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 51.02%, 50.25%, 18.00% and 38.38%, 37.61%, 13.71%, respectively at June 30, 1999.

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

                                                        June 30,    December 31,
                                                           1999        1998
                                                        ---------   -----------
                                                       (Dollars in thousands)

Loans on nonaccrual basis                              $      120 $       77
Loans past due 90 days or more and still accruing              19         38
                                                          -------    -------
Total nonperforming loans                                     139        115
                                                          -------    -------
Nonperforming loans as a percent of total loans              0.98%      0.82%
                                                          =======    =======
Nonperforming assets as a percent of total assets             .29%      0.24%
                                                          =======    =======
Allowance for loan losses to nonperforming loans            96.54%    111.30%
                                                          =======    =======

At June 30, 1999 and December 31, 1998, no real estate or other assets were held as foreclosed or repossessed property

Management monitors impaired loans on a continual basis. As of June 30, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 1999, loans increased $198,000 while nonperforming loans remained stable. The allowance for loan losses increased $6,000 during this same period and the percentage of allowance for loan losses to loans outstanding rose slightly from .91% to .94%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

Bank's own computers and software. The Bank has completed testing of its own computers and software and found no material problems. Any problems identified have been addressed either through modifications or upgrades to the computer system and/or software. This is expected to have eliminated the year 2000 risk. The Bank does not expect to have any material costs to address this risk after June 30, 1999. The Bank considers itself, though there is no assurance, to be year 2000 compliant in this risk area.

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

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material. The above items are documented in the Bank's written contingency plan which has been approved by the Board of Directors.

                              SFSB HOLDING COMPANY
                           PART II - OTHER INFORMATION

   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

   ITEM  3.  Defaults upon Senior Securities

             None

   ITEM  4.  Submission of Matters to a Vote of Security Holders

               The following represents the results of matters submitted to a vote of the sharesholders at the annual meeting held on April 20, 1999:

               Election of a Director for term to expire in 2003:
               James L. Kowalewski  was elected  by the following vote::

               For:                          573,102
               Votes Withheld:               152,903

               Ratification of the SFSB Holding Company 1998 Stock Option Plan, as amended, by the following votes:

               For:                          549,297
               Against:                       21,055
               Votes Abstaining:               5,500

               Ratification of the Stanton Federal Savings Bank Restricted Stock Plan by the following votes:

               For:                          476,637
               Against:                       93,215
               Votes Abstaining:               6,000

               S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 1999 by the following vote:

               For:                          571,087
               Against:                        3,165
               Votes Abstaining:               1,600

   ITEM  5.  Other Information

             None

   ITEM  6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are included in this Report or incorporated herein by reference:

          27   Financial Data Schedule (in electronic filing only)

     (b) No reports on Form 8-K were filed for the period covered by this report.

-------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          SFSB HOLDING COMPANY


Date August 11, 1999                     By:   /s/Barbara J. Mallen
                                               ---------------------------------
                                               Barbara J. Mallen
                                               President


Date August 11, 1999                     By:  /s/Joseph E. Gallagher
                                              ---------------------------------
                                               Joseph E. Gallagher
                                               Sr. Vice President & Secretary