Form 10QSB
period 1999-09-30
SFSB HOLDING CO
filed 1999-11-12
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                       For the transition period from             to
                                                      -----------    ---------

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 10, 1999: 674,765

                              SFSB HOLDING COMPANY

                                      INDEX


                                                                                                                Page
                                                                                                               Number
                                                                                                          -----------------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                             3
                            September 30, 1999 and December 31, 1998

                        Consolidated Statement of Income (Unaudited)
                            for the Nine Months ended September 30, 1999 and 1998                                4

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended September 30, 1999 and 1998                               5

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                    6

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Nine Months ended September 30, 1999 and 1998                                7

                        Notes to Unaudited Consolidated Financial Statements                                    8 -9

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                     10 - 16

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                            17

      Item 2.       Changes in Securities                                                                        17

      Item 3.       Default Upon Senior Securities                                                               17

      Item 4.       Submissions of Matters to a Vote of Security Holders                                         17

      Item 5.       Other Information                                                                            17

      Item 6.       Exhibits and Reports on Form 8 - K                                                           17

SIGNATURES                                                                                                       18


                              SFSB HOLDING COMPANY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     September 30,          December 31,
                                                                                          1999                  1998
                                                                                    -----------------     -----------------


ASSETS
Cash and due from banks                                                           $          669,740    $          488,759
Interest-bearing overnight deposits with other banks                                       2,316,072             8,605,494
                                                                                    -----------------     -----------------

      Cash and cash equivalents                                                            2,985,812             9,094,253

Certificates of deposits with other banks                                                  2,020,883             3,451,675
Investment securities available for sale                                                   3,112,751             2,073,921
Investment securities held to maturity  (market
      value of $9,681,018 and $4,473,370)                                                 10,016,162             4,387,648
Mortgage-backed securities available for sale                                              1,859,616             2,235,852
Mortgage-backed securities held to maturity (market
      value of $10,418,614 and $10,617,900)                                               10,597,587            10,470,280
Loans receivable (net of allowance for loan losses of
      $137,193 and $128,193)                                                              14,934,913            13,876,438
Accrued interest receivable                                                                  399,145               307,819
Premises and equipment                                                                     1,467,968             1,552,612
Federal Home Loan Bank stock                                                                 218,100               218,100
Other assets                                                                                  60,953                54,288
                                                                                    -----------------     -----------------

      TOTAL ASSETS                                                                $       47,673,890    $       47,722,886
                                                                                    =================     =================


LIABILITIES
Deposits                                                                          $       37,925,538    $       37,354,170
Advances by borrowers for taxes and insurance                                                 49,695               106,651
Accrued interest payable and other liabilities                                               462,410               540,947
                                                                                    -----------------     -----------------
      TOTAL LIABILITIES                                                                   38,437,643            38,001,768
                                                                                    -----------------     -----------------

Commitments and contingencies

STOCKHOLDER'S EQUITY
Perferred stock no par value, 1,000,000 shares authorized, none                                    -                     -
      issued and outstanding
Common stock, $.10 par value, 4,000,000 shares authorized; 726,005
      shares issued                                                                           72,600                72,600
Additional paid in capital                                                                 6,697,714             6,701,193
Retained earnings-substantially restricted                                                 3,121,881             3,123,127
Accumulated other comprehensive income                                                       422,116               608,832
Unallocated shares held by Employee Stock
      Ownership Plan (ESOP)                                                                 (479,160)             (522,720)
Unallocated shares held by Restricted Stock Plan (RSP)                                      (231,737)             (261,914)
Treasury stock ( 36,300 shares at cost)                                                     (367,167)                    -
                                                                                    -----------------     -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                           9,236,247             9,721,118
                                                                                    -----------------     -----------------

      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                   $       47,673,890    $       47,722,886
                                                                                    =================     =================

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                          1999                  1998
                                                                                    -----------------     -----------------

INTEREST AND DIVIDEND INCOME
Loans receivable                                                                  $          858,853    $          804,636
Interest-bearing deposits with other banks                                                   323,187               498,548
Investment securities
      Taxable                                                                                412,491               231,992
      Exempt from federal income tax                                                          50,229                60,926
Mortgage-backed securities                                                                   599,311               573,927
                                                                                    -----------------     -----------------
      Total interest and dividend
         income                                                                            2,244,071             2,170,029
                                                                                    -----------------     -----------------

INTEREST EXPENSE
Deposits                                                                                   1,144,638             1,154,775
                                                                                    -----------------     -----------------
      Total interest expense                                                               1,144,638             1,154,775
                                                                                    -----------------     -----------------

NET INTEREST INCOME                                                                        1,099,433             1,015,254

Provision for loan losses                                                                      9,000                16,748
                                                                                    -----------------     -----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                               1,090,433               998,506
                                                                                    -----------------     -----------------

NONINTEREST INCOME
Service fees                                                                                  93,209                73,860
Investment securities gains, net                                                              16,058                     -
Other income                                                                                  16,628                20,396
                                                                                    -----------------     -----------------
      Total noninterest income                                                               125,895                94,256
                                                                                    -----------------     -----------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                           597,222               519,737
Occupancy and equipment                                                                      179,148               173,691
Data processing                                                                              171,335               146,697
Professional fees                                                                             70,020                66,528
Other operating expenses                                                                     164,827               163,898
                                                                                    -----------------     -----------------
      Total noninterest expense                                                            1,182,552             1,070,551
                                                                                    -----------------     -----------------

Income before income tax expense (benefit)                                                    33,776                22,211
Income tax expense (benefit)                                                                   1,336               (34,787)
                                                                                    -----------------     -----------------

NET INCOME                                                                        $           32,440    $           56,998
                                                                                    =================     =================


Earnings per share:
Basic                                                                             $             0.05    $              0.09
Fully diluted                                                                                   0.05            N/A

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                                       Three Months Ended September 30,
                                                                                          1999                  1998
                                                                                    -----------------     -----------------
INTEREST AND DIVIDEND INCOME
Loans receivable                                                                  $          296,347    $          278,539
Interest-bearing deposits with other banks                                                    71,216               164,672
Investment securities
      Taxable                                                                                176,930                82,416
      Exempt from federal income tax                                                          14,303                19,838
Mortgage-backed securities                                                                   216,800               198,480
                                                                                    -----------------     -----------------
      Total interest and dividend
         income                                                                              775,596               743,945
                                                                                    -----------------     -----------------

INTEREST EXPENSE
Deposits                                                                                     395,286               392,257
                                                                                    -----------------     -----------------
      Total interest expense                                                                 395,286               392,257
                                                                                    -----------------     -----------------

NET INTEREST INCOME                                                                          380,310               351,688

Provision for loan losses                                                                      3,000                 6,000
                                                                                    -----------------     -----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                 377,310               345,688
                                                                                    -----------------     -----------------

NONINTEREST INCOME
Service fees                                                                                  33,236                25,049
Investment securities gains (losses), net                                                     (1,082)                    -
Other income                                                                                   3,552                13,008
                                                                                    -----------------     -----------------
      Total noninterest income                                                                35,706                38,057
                                                                                    -----------------     -----------------

NONINTEREST EXPENSE
Compensation and employee benefits                                                           206,023               193,898
Occupancy and equipment                                                                       61,985                60,565
Data processing                                                                               57,025                48,396
Professional fees                                                                             14,611                18,338
Other operating expenses                                                                      57,299                69,216
                                                                                    -----------------     -----------------
      Total noninterest expense                                                              396,943               390,413
                                                                                    -----------------     -----------------

Income before income tax expense (benefit)                                                    16,073                (6,668)
Income tax expense (benefit)                                                                   1,336               (34,787)
                                                                                    -----------------     -----------------

NET INCOME                                                                        $           14,737    $           28,119
                                                                                    =================     =================

Earnings per share:
Basic                                                                             $             0.02    $              0.04
Fully diluted                                                                                   0.02            N/A

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                 Accumulated
                                                                                  Other
                                                   Additional                     Compre-
                                       Common       Paid-in        Retained       hensive
                                        Stock        Capital        Earnings     Income (loss)
                                      --------     ----------    -----------     ------------

Balance, December 31, 1998          $  72,600    $ 6,701,193   $  3,123,127    $     608,832

Net income                                                           32,440
Other comprehensive loss:
  Unrealized loss on available for
    sale securities                                                                 (186,716)

Comprehensive loss

RSP shares released
ESOP shares released                                  (3,479)
Purchase treasury stock
Cash dividends ($.05 per share)                                     (33,686)
                                      --------     ----------    -----------     ------------

Balance, September 30, 1999         $  72,600    $ 6,697,714   $  3,121,881    $     422,116
                                      ========     ==========    ===========     ============


                                                                                      1999
                                                                                 ------------
Components of comprehensive loss:
    Change in net unrealized
    loss on investment
    securities available for sale                                           $       (176,118)
Realized gains included in net
    income, net of tax                                                               (10,598)
                                                                                 ------------

Total                                                                       $       (186,716)
                                                                                 ============



                                       Unallocated    Unallocated
                                         Shares         Shares                    Total        Compre-
                                         Held by        Held by    Treasury    Stockholders'    hensive
                                          ESOP           RSP       Stock          Equity         Loss
                                       -----------   ----------    ---------   ------------    ----------

Balance, December 31, 1998           $   (522,720) $  (261,914)  $        -  $   9,721,118

Net income                                                                          32,440   $    32,440
Other comprehensive loss:
  Unrealized loss on available for
    sale securities                                                               (186,716)     (186,716)
                                                                                               ----------
Comprehensive loss                                                                           $  (154,276)
                                                                                               ==========
RSP shares released                                     30,177                      30,177
ESOP shares released                       43,560                                   40,081
Purchase treasury stock                                            (367,167)      (367,167)
Cash dividends ($.05 per share)                                                    (33,686)
                                       -----------   ----------    ---------   ------------

Balance, September 30, 1999          $   (479,160) $  (231,737)  $ (367,167) $   9,236,247
                                       ===========   ==========    =========   ============



See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                          1999                  1998
                                                                                    -----------------     -----------------

OPERATING ACTIVITIES
Net income                                                                        $           32,440    $           56,998
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Provision for loan losses                                                                9,000                16,748
      Depreciation and amortization                                                          164,083               154,609
      Investment securities gains                                                            (16,058)                    -
      Increase in accrued interest receivable                                                (91,326)              (67,023)
      Other, net                                                                              22,186               176,493
                                                                                    -----------------     -----------------

      Net cash provided by operating activities                                              120,325               337,825
                                                                                    -----------------     -----------------

INVESTING ACTIVITIES
Decrease (increase) in certificates of deposits                                            1,430,792              (510,743)
Investment securities available for sale:
      Purchases                                                                           (1,335,454)             (271,849)
      Proceeds from sales                                                                     24,157                     -
      Maturities and repayments                                                                    -                 2,215
Investment securities held to maturity:
      Purchases                                                                           (6,800,000)           (1,575,000)
      Maturities and repayments                                                            1,172,249               597,372
Mortgage-backed securities available for sale:
      Purchases                                                                                    -            (2,234,923)
      Maturities and repayments                                                              375,754               706,028
Mortgage-backed securities held to maturity:
      Purchases                                                                           (2,500,100)           (1,367,541)
      Maturities and repayments                                                            2,366,933             2,113,218
Net increase in loans receivable                                                          (1,067,475)           (1,526,497)
Purchase Federal Home Loan Bank stock                                                              -               (46,400)
Purchase of premises and equipment                                                            (9,181)              (13,385)
                                                                                    -----------------     -----------------

      Net cash used for investing activities                                              (6,342,325)           (4,127,505)
                                                                                    -----------------     -----------------

FINANCING ACTIVITIES
Net increase in deposits                                                                     571,368               950,566
Proceeds from the sale of common stock                                                             -             6,254,126
Net increase in advances by borrowers
   for taxes and insurance                                                                   (56,956)              (54,345)
Purchase of treasury stock                                                                  (367,167)                    -
Cash dividends paid                                                                          (33,686)                    -
                                                                                    -----------------     -----------------
      Net cash provided by
         financing activities                                                                113,559             7,150,347
                                                                                    -----------------     -----------------

      Increase (decrease) in cash and cash  equivalents                                   (6,108,441)            3,360,667

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                  9,094,253             5,046,902
                                                                                    -----------------     -----------------

CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                                      $        2,985,812    $        8,407,569
                                                                                    =================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
      Interest on deposits and borrowings                                         $        1,124,741    $        1,159,317
      Income taxes                                                                            36,133                   374

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

      These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31,1998 and 1997, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

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

                                                    Nine Months           Three Months
                                                       Ended                 Ended
                                                   September 30,         September 30,
                                                        1999                  1999
                                                  -----------------     -----------------
      Denominator:
           Denominator for basic earnings per
              share - weighted-average shares              638,299               630,558
           Nonvested stock                                   2,159                 2,014
           Employee stock options                            6,097                 6,041
                                                  -----------------     -----------------

           Denominator for Diluted earnings per
               share - adjusted weighted-average
               assumed conversions                         646,555               638,613
                                                  =================     =================

      For the nine months ended September 30, 1998, earnings per share computations based upon the weighted number of shares outstanding for the period since inception, February 26, 1998, totaled 670,345 and the weighted number of shares outstanding for the three months ended September 30, 1998 totaled 672,776 shares. Net income used in the earnings per share calculation was $63,437 and $28,119, respectively. As of September 30, 1998, the Company maintained a simple capital structure, therefore, there were no dilutive effects on earnings per share.

NOTE 3 - INVESTMENT SECURITIES

      The amortized cost and estimated market values of investment securities available for sale and held to maturity are summarized as follows:

                                                                      At September 30, 1999
                                      -------------------------------------------------------------------------------------
                                                                    Gross                Gross               Estimated
                                             Amortized            Unrealized           Unrealized              Market
                                                Cost                Gains                Losses                Value
                                           ---------------     -----------------    -----------------     -----------------
      Available for Sale
      Mutual funds                     $        1,954,706   $                 -  $          (153,045)  $         1,801,661
      U.S. Government agency
           securities                             499,584                     -               (4,894)              494,690
      Federal Home Loan Mortgage
        Corporation common stock                   15,401               800,999                    -               816,400
                                           ---------------     -----------------    -----------------     -----------------

                     Total             $        2,469,691   $           800,999  $          (157,939)  $         3,112,751
                                           ===============     =================    =================     =================

      Held to Maturity
      U.S. Government agency
           securities                  $        8,833,710   $                 -  $          (365,182)  $         8,468,528
      Obligations of state and
           political subdivisions               1,182,452                30,038                    -             1,212,490
                                           ---------------     -----------------    -----------------     -----------------

                     Total             $       10,016,162   $            30,038  $          (365,182)  $         9,681,018
                                           ===============     =================    =================     =================

                                                                       At December 31, 1998
                                      -------------------------------------------------------------------------------------
                                                                    Gross                Gross               Estimated
                                             Amortized            Unrealized           Unrealized              Market
                                                Cost                Gains                Losses                Value
                                           ---------------     -----------------    -----------------     -----------------
      Available for Sale
      Mutual funds                     $        1,127,060   $                 -  $           (84,139)  $         1,042,921
      Federal Home Loan Mortgage
        Corporation common stock                   15,692             1,015,308                    -             1,031,000
                                           ---------------     -----------------    -----------------     -----------------

                     Total             $        1,142,752   $         1,015,308  $           (84,139)  $         2,073,921
                                           ===============     =================    =================     =================

      Held to Maturity
      U.S. Government agency
           securities                  $        2,581,147   $            10,348  $            (8,508)  $         2,582,987
      Obligations of state and
           political subdivisions               1,806,501                81,882                    -             1,888,383
                                           ---------------     -----------------    -----------------     -----------------

                     Total             $        4,387,648   $            92,230  $            (8,508)  $         4,471,370
                                           ===============     =================    =================     =================


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

Total assets of $47,674,000 at September 30, 1999 remained relatively unchanged from the December 31, 1998 total of $47,723,000.

Cash and cash equivalents decreased $6,108,000 or 67.2% to $2,986,000 at September 30, 1999 from $9,094,000 at December 31, 1998. Management utilized excess overnight deposits from the public offering in 1998 to increase its holdings in higher yielding investment securities and fund loan growth. Management continually monitors cash and cash equivalents to meet the desired normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

Total investment and mortgage-backed securities increased $6,418,000 or 33.5% from $19,168,000 at December 31, 1998 to $25,586,000 at September 30, 1999. This
increase most notably reflects the expansion of U.S. Government Agency securities by $6,747,000 with maturities and yields ranging from 10 to 15 years and 6.00% to 8.00%, respectively. During 1998, management focused on supplementing loan demand by primarily increasing its holdings in mortgage-backed securities; however, during the first three quarters of 1999, the emphasis has been directed towards diversifying the investment portfolio. U.S. Government Agency securities as a percentage of the investment portfolio have grown from 13.5% to 36.5% since December 31, 1998 while mortgage-backed securities as a percentage of the investment portfolio have declined from 66.3% to 48.7% during this same timeframe. Management funded this increase through a reduction of its cash and cash equivalents, as noted previously, and deposit growth.

Net loans receivable increased $1,059,000 or 7.6% from $13,876,000 at December 31, 1998 to $14,935,000 at September 30, 1999. The Company's loan growth occurred almost entirely within its home equity loans portfolio, as these loans increased $923,000 of 24.0%. The funding of this loan growth was also provided by utilizing excess overnight deposits in other financial institutions and deposit growth.

Deposits increased $571,000 to $37,925,000 at September 30, 1999 from $37,354,000 at December 31, 1998 due primarily to an increase in the volume of savings deposits and transaction accounts of $895,000 or 9.2% and $671,000 or 12.3%, respectively, while offset by a decrease in certificates of deposit of $995,000 or 4.5%. The overall net increase in deposits was used to fund both the investment and loan portfolios.

Stockholder's equity decreased $485,000 or 5.0% to $9,236,000 at September 30, 1999 from $9,721,000 at December 31, 1998 as a result of the company purchasing 36,300 shares of treasury stock totaling $367,000 and the payment of a cash dividend to shareholders of $34,000. Additionally, accumulated other comprehensive income decreased $186,000 in income resulting from the Company's investment in available for sale securities. See Note 3 to the consolidated financial statements. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. This decrease was offset somewhat by the amortization of ESOP and RSP shares of $70,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income decreased $25,000 to $32,000 for the nine months ended September 30, 1999 from net income of $57,000 for the same period ended September 30, 1998. This decrease was the result of a $35,000 tax benefit that was recognized in 1998 that was not recognized in 1999.

Net interest income increased to $1,099,000 for the nine months ended September 30, 1999 compared to $1,015,000 for the same period ended September 30, 1998. This increase in net interest income was due to an increase in total interest income of $74,000 coupled with a decrease in total interest expense of $10,000. The net yield on interest-earning assets increased from 3.14% for the nine month period ended September 30, 1998 to 3.27% for the same period ended 1999. Despite a slight increase in general interest rate levels during the period, both interest income and expense were driven by increases in average balances of interest-earning assets and interest-bearing liabilities. The average yield on interest-earning assets decreased slightly from 6.79% for the nine months ended September 30, 1998 to 6.76% for 1999, while the average cost of funds of 4.22% remained unchanged during these same periods.

The increase in total interest income was comprised of increases in interest income on investment securities and loans receivable of $180,000 and $54,000, respectively which were partially offset by a decrease in interest income on other interest earning assets of $175,000. The average principal balance of total interest earning assets increased $1,536,000 or 3.6% and was comprised of increases in the average principal balances of investment securities and loans receivable of $3,367,000 and $1,310,000, respectively, while offset by a decrease of $2,969,000 in other interest earning assets. As previously discussed, the change in the composition of interest earning assets represents management's efforts to increase the U.S. Government Agency securities portfolio with funds previously invested in overnight night deposits with other banks and deposit growth.

Interest expense on deposits decreased from $1,155,000 for the nine months ended September 30, 1998 to $1,145,000 for the same period ended September 30, 1999. This decrease reflects an overall decline in the average balance of interest-bearing liabilities of $309,000. The average balance of interest-bearing demand deposits declined by $1,361,000 while being offset by increases in both the average balances of certificates of deposit and savings of $589,000 and $463,000, respectively.

Noninterest income, which is comprised principally of service charges on deposit accounts and investment securities gains, increased $32,000 or 33.6% to $126,000 for 1999 compared to $94,000 for 1998. This increase was comprised primarily of $16,000 in investment securities gains from the sale of FHLMC stock and a $19,000 increase in service charges on deposit accounts due to the increased number of deposit accounts and volume of transactions.

Noninterest expense increased to $1,183,000 for the nine months ended September 30, 1999 from $1,071,000 for the same period ended 1998. The increase was primarily due to increases in compensation and benefits expense and data processing expense. Compensation and benefits increased $77,000 or 14.9% to $597,000 for 1999 from $520,000 for 1998 as a result of the costs associated with the supplementary retirement plan, restricted stock plan and ESOP employee benefit plans. Data processing expenses increased $26,000 or 16.8% to $171,000 for 1999 from $147,000 for 1998 due to the increase in volume of processing and number of accounts.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the three months ended September 30, 1999 decreased $13,000 to $15,000 from net income of $28,000 for the same period ended September 30, 1998.

Net interest income increased from $352,000 for the three months ended September 30, 1998 to $395,000 for the same period ended 1999. The average balances for interest-earnings assets rose $239,000 during this period with a noted change in the interest-earning asset composition as U.S. Government Agency security purchases increased the average balance of investment securities by $6.0 million offset by a decrease in other interest earning assets of $7.4 million. Increases to average interest-earning assets also resulted from a $2,272,000 increase in the average balances of loans. The average yield on interest-earning assets increased to 7.03% from 6.81% for the three month period ended September 30, 1999 compared to 1998 as the yield on mortgage-backed securities increased during this period. Offsetting this increase was a slight increase in the average cost of funds on deposits from 4.33% for the three months ended September 30, 1998 to 4.38% for the same period ended 1999.

Interest expense for the three months ended September 30, 1999 increased to $395,000 from $392,000 for the same period ended 1999. The average interest bearing liabilities balance for the three months ended September 30, 1999 remained relatively unchanged compared to the same period ended 1998. The average yield on interest bearing liabilities also remained relatively unchanged as the overall yield increased by 5 basis points noting an increase in the yield on savings accounts offset by a decrease in the yield on certificates of deposit.

Noninterest income decreased slightly to $36,000 for the three mnths ended September 30, 1999 from $38,000 for the same period ended 1998. Slight increases in services charges on deposit account resulting from increases in accounts and volume of transactions were offset by a decline in other income.

Noninterest expense increased to $397,000 for the three months ended September 30, 1999 compared to $390,000 for the same period ended 1998. As noted previously, increases in compensation and employee benefits and data processing were due to the implementation of certain benefit plans and an increase in the volume of processing and number of accounts, respectively. Offsetting these increases was a slight decrease in numerous other operating expense accounts of smaller dollar amounts.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1999, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 50.1%, 47.8%, 18.9% and 38.7%, 36.3%, 14.2%, respectively at September 30, 1999.

Due to the year 2000, management has instituted a cash contingency plan in order to meet the possible larger cash withdrawals of customers in December 1999. Such plan may decrease the Company's investment in interest earning assets and may increase its investment in interest bearing liabilities, which may cause the Company's net income to slightly decrease in the 1999 fourth quarter.

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
                                                      September 30, December 31,
                                                         1999       1998
                                                       --------   --------
                                                       (Dollars in Thousands)

Loans on nonaccrual basis                             $     97        $    77
Loans past due 90 days or more and still accruing           12             38
                                                        ------         ------

Total nonperforming loans                                  109            115
                                                        ------         ------

Nonperforming loans as a percent of total loans            .79%          0.82%
                                                        ======         ======

Nonperforming assets as a percent of total assets          .23%          0.24%
                                                        ======         ======

Allowance for loan losses to nonperforming loans        125.87%        111.30%
                                                        ======         ======

At September 30, 1999 and December 31, 1998, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine month period ended September 30, 1999, loans increased $1,058,000 while nonperforming loans remained relatively stable. The allowance for loan losses increased $9,000 during this same period and the percentage of allowance for loan losses to loans outstanding remained at .91%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.q. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and
(3) computers of others who provide the Bank with processing of certain services.

Bank's own computers and software. The Bank has completed testing of its own computers and software and found no material problems. Any problems identified have been addressed either through modifications or upgrades to the computer system and/or software. This is expected to have eliminated the year 2000 risk. The Bank does not expect to have any material costs to address this risk after September 30, 1999. The Bank considers itself, though there is no assurance, to be year 2000 compliant in this risk area.

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

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material. The above items are documented in the Bank's written contingency plan which has been approved by the Board of Directors.

Despite management's best efforts to address the Year 2000 issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as, customers, vendors, payment system providers, utility companies, and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Bank's business or on the Company's consolidated financial statements.

                            SFSB HOLDING COMPANY
                         PART II - OTHER INFORMATION

   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

   ITEM  3.  Defaults upon Senior Securities

             None

   ITEM  4.  Submission of Matters to a Vote of Security Holders

             None

   ITEM  5.  Other Information

             On  October  14,  1999,   the  Company  issued  a  press    release
             announcing  its  intention  to  purchase  up  to  34,485  of    the
             Company's common shares on the open market.

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




                                          SFSB HOLDING COMPANY


Date November 12, 1999                   By:   /s/Barbara J. Mallen
                                               ---------------------------------
                                               Barbara J. Mallen
                                               President


Date November 12, 1999                   By:  /s/Joseph E. Gallagher
                                              ---------------------------------
                                               Joseph E. Gallagher
                                               Sr. Vice President & Secretary
                                               (Chief Accounting Officer)