Form 10KSB
period 1999-12-31
SFSB HOLDING CO
filed 2000-03-24
CIK 1049890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                     - OR -

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                    -----------------    -------------

Commission file number:   0-23765
                         ---------

                              SFSB Holding Company
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                    23-2934332
-----------------------------------------------              -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

    900 Saxonburg Boulevard, Pittsburgh, Pennsylvania               15223
------------------------------------------------------------    ---------------
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:           (412) 487-4200
                                                           --------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                               -------------
Securities registered pursuant to Section 12(g) of the Act:

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1999 were $3,179,099.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 1, 2000, was approximately $3.3 million.

         As of March 1, 2000, the registrant had 658,705 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

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

Item 1. Description of Business
-------------------------------

General

         The Company is a Pennsylvania corporation organized in October 1997 at the direction of Stanton Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On February 27, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business other than holding all of the outstanding common stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

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

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth information concerning the types of loans held by the Registrant.

                                             At December 31,
                             --------------------------------------------
                                     1999                   1998
                             ----------------------  --------------------
                             Amount        Percent   Amount       Percent
                             ------        -------   ------       -------
                                         (Dollars in thousands)
Type of Loans:
--------------
Real Estate Loans:
  One- to -four family ..   $ 9,416         60.15%  $ 8,202         58.56%
  Home equity ...........     4,504         28.77     3,809         27.20
  Commercial ............     1,213          7.75     1,549         11.06
Consumer Loans ..........       522          3.33       446          3.18
                            -------        ------   -------        ------
      Total .............   $15,655        100.00%  $14,006        100.00%
                            =======        ======   =======        ======

         The following table sets forth the estimated maturity of the Registrant's loan portfolio at December 31, 1999. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $3.4 million at December 31, 1999. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                               Due after
                                Due within     1 through   Due after
                                  1 year       5 years      5 years       Total
                                  ------       -------      -------       -----
                                               (In thousands)

One- to -four family .......      $   292      $   270      $ 8,854      $ 9,416
Home equity ................           17          938        3,549        4,504
Commercial .................          136           35        1,042        1,213
Consumer ...................          276          217           29          522
                                  -------      -------      -------      -------
Total ......................      $   721      $ 1,460      $13,474      $15,655
                                  =======      =======      =======      =======

         The following table sets forth as of December 31, 1999 the dollar amount of all loans due after December 31, 2000, based upon fixed rates of interest or floating or adjustable interest rates.

                                       Fixed Rates   Adjustable Rates     Total
                                       -----------   ----------------     -----
                                                      (In thousands)
One- to four family ...............        $ 9,106            $--        $ 9,106
Home equity .......................          4,487             --          4,487
Commercial ........................            946            149          1,095
Consumer ..........................            246             --            246
                                           -------        -------        -------
    Total .........................        $14,785        $   149        $14,934
                                           =======        =======        =======

         One- to -Four Family Loans. The Registrant's primary lending activity consists of the origination of one- to -four family fixed rate residential mortgage loans secured by property located in the Registrant's primary market area. The Registrant generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 75%. The Registrant retains all of its mortgage loans and originates these loans with maturities of up to 30 years.

         Mortgage loans originated and held by the Registrant generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Registrant's consent.

         Home Equity Loans. The Registrant originates home equity loans and second mortgage loans which are secured primarily by one-to four family residences. These loans are originated with fixed rate terms of up to 15 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.

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

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains a loan committee consisting of the President, the Secretary and two outside board members. The President, and Senior Vice President have loan authority to approve home equity loans up to $75,000 and unsecured consumer loans up to $10,000. The loan committee ratifies all residential mortgage loans and all other real estate and consumer loans.

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

         Title insurance is generally required on all real estate mortgage loans. The Registrant does not require title insurance on home equity and second mortgage loans, but obtains a property report from a third party, which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans totaled $1,135,000. The Registrant believes that virtually all of its commitments will be funded.

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

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Registrant's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 1999.

                                                          At December 31,
                                                       ----------------------
                                                          1999         1998
                                                          ----         ----
                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to -four family .............................       $100        $ 67
  Commercial .......................................          4           4
Consumer ...........................................         13           6
                                                           ----        ----
Total non-accrual loans ............................        117          77
                                                           ----        ----
Accruing loans which are contractually past
 due 90 days or more:
Real estate loans:
  One- to -four family .............................         29          36
  Commercial .......................................         --          --
  Home equity ......................................         --          --
Consumer ...........................................          3           2
                                                           ----        ----
Total accrual loans ................................         32          38
                                                           ----        ----
Total non-performing loans .........................        149         115
                                                           ----        ----
Real estate owned ..................................         --          --
                                                           ----        ----
Total non-performing assets ........................       $149        $115
                                                           ====        ====
Total non-performing loans to total loans ..........        .95%        .82%
                                                           ====        ====
Total non-performing loans to total assets .........        .31%        .24%
                                                           ====        ====
Total non-performing assets to total assets ........        .31%        .24%
                                                           ====        ====


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

         The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                                          At December 31, 1999
                                                          --------------------
                                                         (Dollars in thousands)
       Special Mention ..................................        $ --
       Substandard ......................................         155
       Doubtful assets ..................................          --
       Loss assets ......................................          --
                                                                 ----
                                                                 $155
                                                                 ====

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Registrant's past loan loss experience, (ii) known and inherent risks in the Registrant's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         The Registrant monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Registrant maintains its allowance for loan losses at a level that the Registrant considers adequate for the inherent risk of loss in the Registrant's loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Registrant's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS could have a negative impact on the Registrant's earnings.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:

                                                         For the Years Ended
                                                      --------------------------
                                                             December 31,
                                                      --------------------------
                                                         1999           1998
                                                         ----           ----
                                                        (Dollars in thousands)

Total loans outstanding .........................       $15,655       $ 14,005
                                                        =======       ========
Average loans outstanding .......................        14,472       $ 13,391
                                                        =======       ========

Allowance balance at beginning of
period ..........................................       $   128       $    110
Provision .......................................            10             22
Charge-offs:
  Real estate ...................................            --             --
  Consumer ......................................            --             (4)
Recoveries:
  Real estate ...................................            --             --
  Consumer ......................................            --             --
                                                        -------       --------
Allowance balance at end of period ..............       $   138       $    128
                                                        =======       ========
Allowance for loan losses as a percent
  of total loans outstanding ....................           .88%           .91%
                                                        =======       ========
Net loans charged off as a percent
  of average loans outstanding ..................            --%           .03%
                                                        =======       ========


Return on Equity and Assets Ratio
                                                 At Or For The Years
                                                 Ended December 31,
                                             --------------------------
                                               1999              1998
                                             --------          --------
Equity to Asset Ratio .................        18.22%            20.37%
Return on Average Equity ..............          .97              1.31
Return on Average Assets ..............          .19               .25
Dividend Payout Ratio .................        37.08                --

Analysis of the Allowance for Loan Losses

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Registrant's use of the allowance to absorb losses in other loan categories.

                                               At December 31,
                             -------------------------------------------------
                                      1999                   1998
                             ------------------------- -----------------------
                                          Percent of             Percent of
                                         Loans in Each          Loans in Each
                                         Category to            Category to
                             Amount      Total Loans  Amount    Total Loans
                             ------      -----------  ------    -----------
                                         (Dollars in thousands)

One-to -four family ....      $ 76           60.15%    $ 75        58.56%
Home equity ............        31           28.77       28        27.20
Commercial .............         6            7.75        6        11.06
Consumer ...............        25            3.33       19         3.18
                              ----          ------     ----       ------
Total ..................      $138          100.00%    $128       100.00%
                              ====          ======     ====       ======

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $20,267,000 and $4,735,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         Securities Portfolio. The following table sets forth the carrying value of the Registrant's investment portfolio, at the dates indicated.

                                                           At December 31,
                                                       ----------------------
                                                           1999        1998
                                                       ------------ ---------
                                                        (Dollars in thousands)
Securities held to maturity:
U.S. government agencies ............................     $ 8,808     $ 2,581
Obligations of state and political subdivisions .....       1,183       1,807
Mortgage-backed securities ..........................      10,277      10,470
                                                          -------     -------
   Total securities held to maturity ................      20,268      14,858
                                                          -------     -------
Securities available for sale:
U.S. government agencies ............................         484          --
Mutual funds ........................................       1,762       1,043
FHLMC common stock ..................................         714       1,031
Mortgage-backed securities ..........................       1,775       2,236
                                                          -------     -------
   Total securities available for sale ..............       4,735       4,310
                                                          -------     -------
  Total investment and mortgage-backed securities ...     $25,003     $19,168
                                                          =======     =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Registrant's securities portfolio at December 31, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                         As of December 31, 1999
                       -----------------------------------------------------------------------------------------------
                                                                                                    Total
                                              One to         Five to           More than    Investment Securities and
                        One Year or Less    Five Years       Ten Years         Ten Years    Mortgage-Backed Securities
                        ---------------- ---------------- ---------------- ---------------- --------------------------
                        Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average   Market
                         Value   Yield    Value    Yield   Value    Yield   Value    Yield   Value    Yield    Value
                        -------- -----   ------   ------- -------- ------- -------- ------- -------- -------   ------
                                                         (Dollars in thousands)

U.S. government
  agencies........       $  500   5.09%  $  500      6.00%  $2,700   6.52%  $ 5,592   7.03%   $9,292    6.72% $ 8,738
Obligations
  of state and
  political
  subdivisions....          200   7.50      138      9.13      175   5.00       670   6.40     1,183    6.69    1,192

Mortgage-
  backed
  securities......        1,762   5.79       --        --       --     --        --     --     1,762    5.79    1,762
Mutual funds......          198   5.55      631      6.53      712   6.41    10,511   6.60    12,052    6.56   11,754
FHLMC common
  stock(1)........          714     --       --        --       --     --        --     --       714      --      714
                         ------          ------             ------          -------          -------          -------
  Total...........       $3,374   5.77%  $1,269      6.60%  $3,587   6.42%  $16,773   6.74%  $25,003    6.57% $24,160
                         ======   ====    =====      ====    =====   ====    ======   ====    ======    ====   ======

--------------
(1) The cost of the FHLMC common stock is $14,550 resulting in an effective yield of 64.74%.

Sources of Funds

         Deposits are the Registrant's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Registrant's senior management. Interest rates are determined based on the Registrant's liquidity requirements, interest rates paid by the Registrant's competitors, and the Registrant's growth goals and applicable regulatory restrictions and requirements. At December 31, 1999, the Bank had no brokered deposits.

         The  following   table   indicates  the  amount  of  the   Registrant's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                          Certificates
        Maturity Period                                    of Deposits
        ---------------                                    -----------
                                                          (In thousands)

        Within three months .....................              $  622
        Three through six months ................                 327
        Six through twelve months ...............               1,715
        Over twelve months ......................                  --
                                                               ------
                                                               $2,664
                                                               ======

         Borrowings. Advances (borrowing) may be obtained from the FHLB of Pittsburgh to supplement the Registrant' s supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh, a portion of the Registrant's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. The Registrant may borrow up to $26.0 million from the FHLB of Pittsburgh. If the need arises, the Registrant may also access the Federal Reserve Bank discount window to supplement the Registrant's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, the Registrant had no borrowings from the FHLB of Pittsburgh.

Personnel

         At December 31, 1999 the Registrant had 14 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. However, the Gramm-Leach-Bliley Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 1999, the Bank was in compliance with its QTL requirement, with 73.8% of its assets invested in Qualified Thrift Investments.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's required liquid asset ratio was 65.6%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Registrant owns its main office and branch office located in Pittsburgh, Pennsylvania. The main office is located at 900 Saxonburg Boulevard and the branch office is located at 5200 Butler Street. In addition, the Registrant owns property at 920 and 922 Saxonburg Boulevard.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the forth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

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

Item  8.  Changes in and Disagreements with Accountants On Accounting and
--------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
--------------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act.
        --------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     (1) The consolidated balance sheets of SFSB Holding Company and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1999, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 1999.

     (2)  Schedules omitted as they are not applicable.

     (3) The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:
                           3(i)     Articles of Incorporation of SFSB Holding Company*
                           3(ii)    Bylaws of SFSB Holding Company*
                           10.1     Directors Consultant and Retirement Plan.*
                           10.2     Supplemental Executive Retirement Plan for Barbara J. Mallen.*
                           10.3     Employment Agreement with Barbara J. Mallen*
                           10.4     SFSB Holding Company 1998 Stock Option Plan**
                           10.5     Stanton Federal Savings Bank Restricted Stock Plan**
                           13       Portions of the 1999 Annual Report to Stockholders
                           21       Subsidiaries of Registrant (see "Item 1 - Business")
                           23       Consent of S.R. Snodgrass, A.C.
                           27       Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

         (b)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2000.

                                       SFSB Holding Company



                                       By: /s/Barbara J. Mallen
                                           -------------------------------------
                                           Barbara J. Mallen
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2000.


/s/Timothy R. Maier                                /s/Barbara J. Mallen
---------------------------------------------      -----------------------------
Timothy R. Maier                                   Barbara J. Mallen
Chairman of the Board                              President
                                                   (Principal Executive Officer)


/s/Joseph E. Gallagher                             /s/Jerome L. Kowalewski
---------------------------------------------      -----------------------------
Joseph E. Gallagher                                Jerome L. Kowalewski
Senior Vice President and Director                 Treasurer and Director
(Principal Financial and Accounting Officer)


/s/Mary Lois Loftus
---------------------------------------------
Mary Lois Loftus
Director