Form 10QSB
period 2000-03-31
SFSB HOLDING CO
filed 2000-05-12
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

      ----
       X  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES  EXCHANGE
      ----                         ACT OF 1934

                  For the quarterly period ended March 31, 2000

      ----
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ----                           ACT

            For the transition period from          to
                                           --------    --------

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              23 - 2934332
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (412) 487 - 4200
--------------------------------------------------------------------------------
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

                  Class: Common Stock, par value $.10 per share
                       Outstanding at May 3, 2000: 658,705

                              SFSB HOLDING COMPANY

                                      INDEX



                                                                         Page
                                                                        Number
                                                                    ------------


PART I  -  FINANCIAL INFORMATION

      Item 1. Financial Statements

                  Consolidated Balance Sheet (Unaudited) as of                3
                      March 31, 2000 and December 31, 1999

                  Consolidated Statement of Income (Unaudited)
                      for the Three Months ended March 31, 2000 and 1999      4

                  Consolidated Statement of Changes in Stockholders'
                      Equity (Unaudited)                                      5

                  Consolidated Statement of Cash Flows (Unaudited)
                      for the Three Months ended March 31, 2000 and 1999      6

                  Notes to Reviewed Consolidated Financial Statements         7

      Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8 - 11

PART II  -  OTHER FORMATION

      Item 1. Legal Proceedings                                               12

      Item 2. Changes in Securities                                           12

      Item 3. Default Upon Senior Securities                                  12

      Item 4. Submissions of Matters to a Vote of Security Holders            12

      Item 5. Other Information                                               12

      Item 6. Exhibits and Reports on Form 8 - K                              12

SIGNATURES                                                                    13

                              SFSB HOLDING COMPANY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     March 31,          December 31,
                                                                                       2000                 1999
                                                                                ----------------     ----------------
ASSETS
      Cash and due from banks                                                $          547,324   $          908,791
      Interest-bearing deposits in other banks                                        4,275,857            4,156,884
                                                                                ----------------     ----------------
       Cash and cash equivalents                                                      4,823,181            5,065,675

      Certificates of deposit in other banks                                            568,798            1,056,306
      Investment securities available for sale                                        2,918,511            2,960,757
      Investment securities held to maturity (market
        value of $8,962,709 and $9,446,780)                                           9,462,964            9,990,854
      Mortgage-backed securities available for sale                                   1,696,604            1,774,691
      Mortgage-backed securities held to maturity (market
        value of $11,614,475 and $9,979,691)                                         11,978,645           10,277,109
      Loans receivable (net of allowance for loan losses
        of $140,193 and $138,193)                                                    16,253,993           15,516,919
      Accrued interest receivable                                                       355,530              412,178
      Premises and equipment                                                          1,426,010            1,444,866
      Federal Home Loan Bank stock                                                      245,600              245,600
      Other assets                                                                      129,867               58,531
                                                                                ----------------     ----------------
           TOTAL ASSETS                                                      $       49,859,703   $       48,803,486
                                                                                ================     ================
LIABILITIES
      Deposits                                                               $       40,367,086   $       39,411,665
      Advances by borrowers for taxes and insurance                                      99,412              112,058
      Accrued interest payable and other liabilities                                    483,312              388,937
                                                                                ----------------     ----------------

           TOTAL LIABILITIES                                                         40,949,810           39,912,660
                                                                                ----------------     ----------------
COMMITMENTS AND CONTINGENCIES                                                                 -                    -

STOCKHOLDERS' EQUITY
      Preferred stock, no par value; 1,000,000 shares
        authorized; none issued and outstanding                                               -                    -
      Common stock, par value $.10 per share; 4,000,000
        shares authorized; 726,005 issued                                                72,600               72,600
      Additional paid-in capital                                                      6,690,635            6,695,656
      Retained earnings - substantially restricted                                    3,219,016            3,180,278
      Accumulated other comprehensive income                                            269,784              308,907
      Unallocated shares held by Employee Stock
        Ownership Plan (ESOP)                                                          (450,120)            (464,640)
      Unallocated shares held by Restricted Stock Plan (RSP)                           (222,460)            (232,413)
      Treasury stock (67,300 at cost)                                                  (669,562)            (669,562)
                                                                                ----------------     ----------------
           TOTAL STOCKHOLDERS' EQUITY                                                 8,909,893            8,890,826
                                                                                ----------------     ----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       49,859,703   $       48,803,486
                                                                                ================     ================

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                      Three Months Ended March 31,
                                                                                       2000                 1999
                                                                                ----------------     ----------------
INTEREST INCOME
      Loans receivable                                                        $         304,517    $         272,902
      Interest-bearing deposits in other banks                                           65,552              150,058
      Investment securities
           Taxable                                                                      191,812               80,964
           Exempt from federal income tax                                                11,732               18,663
      Mortgage-backed securities                                                        200,670              196,314
                                                                                ----------------     ----------------
           Total interest income                                                        774,283              718,901
                                                                                ----------------     ----------------
INTEREST EXPENSE
      Deposits                                                                          400,144              373,423
                                                                                ----------------     ----------------
NET INTEREST INCOME                                                                     374,139              345,478

      Provision for loan losses                                                           2,000                3,000
                                                                                ----------------     ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     372,139              342,478
                                                                                ----------------     ----------------
NONINTEREST INCOME
      Service fees on deposit accounts                                                   29,501               33,141
      Investment securities gains, net                                                        -               17,140
      Other                                                                               7,657                5,631
                                                                                ----------------     ----------------
           Total noninterest income                                                      37,158               55,912
                                                                                ----------------     ----------------
NONINTEREST EXPENSE
      Compensation and employee benefits                                                198,939              191,021
      Occupancy and equipment                                                            50,890               60,857
      Federal insurance premium                                                           2,090                5,836
      Data processing                                                                    47,023               53,327
      Professional services                                                              23,106               32,018
      Other                                                                              48,511               49,539
                                                                                ----------------     ----------------
           Total noninterest expense                                                    370,559              392,598
                                                                                ----------------     ----------------
      Income before income taxes                                                         38,738                5,792
      Income tax expense                                                                      -                    -
                                                                                ----------------     ----------------
NET INCOME                                                                               38,738                5,792
                                                                                ================     ================
EARNINGS PER SHARE:
           Basic                                                              $            0.07    $               -
           Diluted                                                                         0.07                    -

See accompanying notes to the unaudited consolidated financial statements.

                                 SFSB HOLDING COMPANY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                          Accumulated  Unallocated Unallocated              Total
                                   Additional                 Other      Shares      Shares                 Stock-        Compre-
                        Common      Paid-in     Retained  Comprehensive  Held by    Held by       Treasury  holders'      hensive
                        Stock       Capital     Earnings      Income      ESOP        RSP          Stock    Equity      Income(Loss)
                       -------    ----------   ---------- -----------  ---------- ----------     --------- ----------   ------------
Balance,
  December 31, 1999    $72,600    $6,695,656   $3,180,278    $308,907  $(464,640) $(232,413)    $(669,562) $8,890,826   $

 Net income                                        38,738                                                      38,738     38,738
 Other comprehensive
   loss:
   Unrealized loss
     on available
     for sale
     securities, net
     of tax benefit
     of $20,154                                               (39,123)                                        (39,123)   (39,123)
                                                                                                                        --------
 Comprehensive loss                                                                                                    $   (385)
                                                                                                                        ========
 ESOP shares released                 (5,021)                             14,520                                9,499
 RSP shares released                                                                  9,953                     9,953

                       -------     ----------  ----------    --------  ---------  ---------    ----------  ----------
 Balance,
   March 31, 2000      $72,600    $6,690,635   $3,219,016    $269,784  $(450,120) $(222,460)    $(669,562) $8,909,893
                       =======    ==========   ==========    ========  =========  =========    ==========  ==========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      Three Months Ended March 31,
                                                                                       2000                 1999
                                                                                ----------------     ----------------
OPERATING ACTIVITIES
Net income                                                                    $          38,738    $           5,792
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Provision for loan losses                                                           2,000                3,000
      Depreciation                                                                       24,425               53,918
      Investment securities gains                                                             -              (17,140)
      Decrease (increase) in accrued interest receivable                                 56,648              (45,285)
      Amortization of ESOP and RSP unearned compensation                                 19,452                    -
      Other, net                                                                         43,345               46,331
                                                                                ----------------     ----------------
      Net cash provided by operating activities                                         184,608               46,616
                                                                                ----------------     ----------------
INVESTING ACTIVITIES
Decrease in certificates of deposits                                                    487,508              286,206
Investment securities available for sale:
      Purchases                                                                         (26,114)             (48,301)
      Proceeds from sales                                                                     -               17,949
      Maturities and repayments                                                           7,705                    -
Investment securities held to maturity:
      Purchases                                                                               -           (4,799,219)
      Maturities and repayments                                                         527,751              606,688
Mortgage-backed securities available for sale:
      Maturities and repayments                                                          79,374              167,572
Mortgage-backed securities held to
   maturity:
      Purchases                                                                      (2,007,695)                   -
      Maturities and repayments                                                         306,237            1,260,900
Net decrease (increase) in loans receivable                                            (739,074)              94,776
Purchase of premises and equipment                                                       (5,569)              (3,891)
                                                                                ----------------     ----------------
      Net cash used for investing activities                                         (1,369,877)          (2,417,320)
                                                                                ----------------     ----------------
FINANCING ACTIVITIES
Net increase in deposits                                                                955,421              742,226
Net decrease in advances by borrowers
   for taxes and insurance                                                              (12,646)             (24,721)
                                                                                ----------------     ----------------
      Net cash provided by
         financing activities                                                           942,775              717,505
                                                                                ----------------     ----------------
      Decrease in cash and cash  equivalents                                           (242,494)          (1,653,199)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                             5,065,675            9,094,253
                                                                                ----------------     ----------------
CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                                  $       4,823,181    $       7,441,054
                                                                                ================     ================
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
      Interest on deposits                                                    $         400,526    $         373,423
      Income taxes                                                                        7,100               21,100

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions, government policies and action of regulatory authorities. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         SFSB Holding Company is a savings and loan holding company headquartered in Pittsburgh, Pennsylvania, which provides a broad range of deposits and loan products through its wholly owned subsidiary, Stanton Federal Savings Bank (collectively, the "Company").

CHANGES IN FINANCIAL CONDITION

       At March 31, 2000, total assets remained relatively constant at $49,860,000 from $48,803,000 at December 31, 1999. During the current period, management continued to shift its cash and cash equivalents and certificates of deposits in other banks into higher yielding interest earning assets. As a result, mortgage-backed securities held to maturity increased $1,702,000 to $11,979,000 at March 31, 2000 from $10,277,000 at December 31, 1999. Net loans receivable  increased $737,000 to $16,254,000 at March 31, 2000 from $15,517,000 at December 31, 1999. Of this increase in net loans receivable, real estate mortgages and home equity loans increased $525,000 and $272,000, respectively offset slightly by a decrease in consumer loans of $60,000. Stockhoders's equity increased $19,000 to $8,910,000 at March 31, 2000 from $8,891,000 at December
31, 1999. The increase wad due to net income of $39,000, $19,000 of decreased amortization from the ESOP and RSP shares offset by a decline in accumulated other comprehensive income of $39,000. The decline in accumulated other comprehensive income resulted from the decline in the market values of the Company's investment in available for sale securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the Company does not expect, though there is no assurance, that their investment in these securities will affect net income in future periods.

RESULTS OF OPERATIONS

         Net income increased $33,000 for the three months ended March 31, 2000 to $39,000 from net income of $6,000 for the same period ended 1999. Higher net income for the current period was primarily the result of higher net interest income and lower noninterest expense partially offset by a decrease in noninterest income.

          Net interest income increased $29,000 to $374,000 for the three month period ended March 31, 2000 from $345,000 for the same period in 1999. The interest rate spread for the three month period ended March 31, 2000 was 2.32% as compared to 2.19% for the same period in 1999. The improved interest rate spread for the current year period was primarily the result of management's continued strategy to invest in higher yielding interest earning assets.

         Total interest income increased $55,000 to $774,000 for the three month period ended March 31, 2000 from $719,000 for the same period in 1999. Total average interest rate yield on a tax equivalent basis for the current year period was 6.98% compared to 6.40% for the same period in 1999. The increase in total interest income was primarily related to the increase in the total average balance of loans receivable and investment securities offset by a decline in average other interest bearing assets.

         Interest income on loans receivable increased $32,000 for the current year three month periods to $305,000 from $273,000 for the same period in 1999. Such increase for the the current year period was due to the increase in average net loan originations of $2,351,000, offset by a 37 basis point decline in the average interest rate yield. For the current year three month period, the average interest rate yield was 7.54% compared to 7.91% for the same period in 1999.

         Taxable interest income on investment securities increased $92,000 for the current year three month period to $192,000 from $100,000 for the same period in 1999. respectively. Such increase for the the current year period was due to increase in average investment securities of $5,734,000. The average interest rate yield remained constant at 6.18% for the current year and prior year three month periods.

          Other interest income declined approximately $84,000 for the current year three month period to $66,000 from $150,000 for the same period in 1999. Lower interest income for the current year periods was primarily due to the decline in the average balance of interest bearing deposits in other banks of $4,741,000. Such funds were used to invest in higher yielding assets. The average interest rate yield for the current year three month period was 5.16% compared to 4.75% for the same period in 1999.

         Interest expense on deposits increased $27,000 to $400,000 for the three month period ended March 31, 2000 from $373,000 for the same period in 1999. The cost of interest bearing liabilities increased 17 basis points for the current year three month period to 4.37% from 4.20% for same period in 1999. Regional interest rates on certificate of deposits increased slightly throughout the latter part of 1999 and management matched such interest rates in order to remain competitive with other banks in its market area. Average cost of funds for certificate of deposits increased 26 basis points for the current three month period to 5.31% from 5.05% for the same period in 1999. The average volume of interest bearing liabilities for the current year period has remained relatively stable.

         Total noninterest income decreased $18,000 to $37,000 for the three month period ended March 31, 2000 from $55,000 for the same period in 1999. The prior year period included gains relating to the sale of FHLMC stock totaling $17,000.

         Total noninterest expense decreased $22,000 to $371,000 for the three months ended March 31, 2000 from $393,000 for the same period in 1999. Occupancy and equipment expense decreased

$10,000 due to significant cost savings obtained on annual equipment maintenance contracts. Data processing expense decreased by $6,000 as year 2000 preparedness expenditures decreased substantially in the first quarter of 2000 as compared to the prior year period. Professional services decreased $9,000 due to one-time implementation costs associated with employee benefit plans incurred during the prior year period. Effective January 1, 2000, the FDIC reduced deposit insurance premiums assessments.

LIQUIDITY AND CAPITAL RESOURCES

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

         Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2000, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 46.7%, 44.5%, 17.4% and 37.1%, 34.8%, 13.5%, respectively at March 31, 2000.

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

                                                        March 31, December 31,
                                                           2000      1999
                                                         --------  ---------
                                                       (Dollars in thousands)

    Loans on nonaccrual basis                              $ 106    $  117
    Loans past due 90 days or more and still accruing        137        32
                                                            ----      ----
    Total nonperforming loans                                243       149
                                                            ----      ----
    Nonperforming loans as a percent of total loans         1.48%     0.95%
                                                            ====      ====

    Nonperforming assets as a percent of total assets        .49%     0.31%
                                                            ====      ====

    Allowance for loan losses to nonperforming loans       57.69%    92.75%
                                                           =====     =====

         At March 31, 2000 and December 31, 1999, no real estate or other assets were held as foreclosed or repossessed property.

         Management monitors impaired loans on a continual basis. As of March 31, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

         During the three month period ended March 31, 2000, loans increased $737,000 while nonperforming loans increased $94,000. During the current year period, the allowance for loan losses increased $2,000. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

         Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

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

       (a) The following exhibits are included in this Report or incorporated herein by reference:

         3(i)     Articles of Incorporation of SFSB Holding Company*
         3(ii)    Bylaws of SFSB Holding Company*
         10.1     Directors Consultant and Retirement Plan.*
         10.2     Supplemental Executive Retirement Plan for Barbara J. Mallen.*
         10.3     Employment Agreement with Barbara J. Mallen*
         10.4     SFSB Holding Company 1998 Stock Option Plan**
         10.5     Stanton Federal Savings Bank Restricted Stock Plan**
         27       Financial Data Schedule (electronic filing only)
         99       Independent's Accountant Review Report
       -------------------
       * Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
       **Incorporated  by  reference  to the  Proxy  Statement  for the  Special
         Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

           (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SFSB HOLDING COMPANY

Date: May 12, 2000                  By:  /s/Barbara J. Mallen
                                         ---------------------------------------
                                         Barbara J. Mallen
                                         President and Chief Executive Officer
                                         Director

Date: May 12, 2000                  By:  /s/Joseph E. Gallagher
                                         ---------------------------------------
                                         Joseph E. Gallagher
                                         Senior Vice President/Director