Form 10QSB
period 2000-06-30
SFSB HOLDING CO
filed 2000-08-11
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

             FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE  ACT
-----                               OF 1934

      For the quarterly period ended June 30, 2000

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


           For the transition period from         to

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 3, 2000: 635,305

                              SFSB HOLDING COMPANY

                                      INDEX


                                                                                                            Page
                                                                                                            ----
PART I  -  FINANCIAL INFORMATION
      Item 1.   Financial Statements

                    Consolidated Balance Sheet (Unaudited) as of                                              3
                        June 30, 2000 and December 31, 1999

                    Consolidated Statement of Income (Unaudited)
                        for the Six Months ended June 30, 2000 and 1999                                       4

                    Consolidated Statement of Income (Unaudited)
                        for the Three Months ended June 30, 2000 and 1999                                     5

                    Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     6

                    Consolidated Statement of Cash Flows (Unaudited)
                        for the Six Months ended June 30, 2000 and 1999                                       7

                    Notes to Unaudited Consolidated Financial Statements                                      8

      Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                       9 - 12

PART II  -  OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                             13

      Item 2.   Changes in Securities                                                                         13

      Item 3.   Default Upon Senior Securities                                                                13

      Item 4.   Submissions of Matters to a Vote of Security Holders                                          13

      Item 5.   Other Information                                                                             13

      Item 6.   Exhibits and Reports on Form 8 - K                                                            13

SIGNATURES                                                                                                    14


                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                                       June 30,             December 31,
                                                                                          2000                   1999
                                                                                    ------------------     -----------------
ASSETS
      Cash and due from banks                                                    $            449,446   $           908,791
      Interest-bearing deposits in other banks                                              3,442,760             4,156,884
                                                                                    ------------------     -----------------
      Cash and cash equivalents                                                             3,892,206             5,065,675

      Certificates of deposit in other banks                                                  492,940             1,056,306
      Investment securities available for sale                                              2,867,285             2,960,757
      Investment securities held to maturity (market
        value of $8,962,529 and $9,446,780)                                                 9,463,379             9,990,854
      Mortgage-backed securities available for sale                                         1,458,792             1,774,691
      Mortgage-backed securities held to maturity (market
        value of $11,315,171 and $9,979,691)                                               11,556,509            10,277,109
      Loans receivable (net of allowance for loan losses
        of $144,693 and $138,193)                                                          17,229,038            15,516,919
      Accrued interest receivable                                                             407,989               412,178
      Premises and equipment                                                                1,401,185             1,444,866
      Federal Home Loan Bank stock                                                            256,500               245,600
      Other assets                                                                            162,913                58,531
                                                                                    ------------------     -----------------

           TOTAL ASSETS                                                          $         49,188,736   $        48,803,486
                                                                                    ==================     =================

LIABILITIES
      Deposits                                                                   $         39,856,889   $        39,411,665
      Advances by borrowers for taxes and insurance                                           145,754               112,058
      Accrued interest payable and other liabilities                                          491,702               388,937
                                                                                    ------------------     -----------------

           TOTAL LIABILITIES                                                               40,494,345            39,912,660
                                                                                   ------------------     -----------------
COMMITMENTS AND CONTINGENCIES                                                                       -                     -

STOCKHOLDERS' EQUITY
      Preferred stock, no par value; 1,000,000 shares
        authorized; none issued and outstanding                                                     -                     -
      Common stock, par value $.10 per share; 4,000,000
        shares authorized; 726,005 issued                                                      72,600                72,600
      Additional paid-in capital                                                            6,685,174             6,695,656
      Retained earnings - substantially restricted                                          3,188,839             3,180,278
      Accumulated other comprehensive income                                                  235,797               308,907
      Unallocated shares held by Employee Stock
        Ownership Plan (ESOP)                                                                (435,600)             (464,640)
      Unallocated shares held by Restricted Stock Plan (RSP)                                 (212,401)             (232,413)
      Treasury stock (90,700 at cost)                                                        (840,018)             (669,562)
                                                                                    ------------------     -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                       8,694,391             8,890,826
                                                                                    ------------------     -----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         49,188,736   $        48,803,486
                                                                                    ==================     =================

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                           Six Months Ended June 30,
                                                                                          2000                   1999
                                                                                    ------------------     -----------------

INTEREST INCOME
      Loans receivable                                                            $           628,038    $          562,506
      Interest-bearing deposits in other banks                                                131,012               251,971
      Investment securities
           Taxable                                                                            385,860               235,561
           Exempt from federal income tax                                                      24,093                35,926
      Mortgage-backed securities                                                              425,982               382,511
                                                                                    ------------------     -----------------
           Total interest income                                                            1,594,985             1,468,475
                                                                                    ------------------     -----------------

INTEREST EXPENSE
      Deposits                                                                                811,607               749,352
                                                                                    ------------------     -----------------
NET INTEREST INCOME                                                                           783,378               719,123

      Provision for loan losses                                                                 6,500                 6,000
                                                                                    ------------------     -----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           776,878               713,123
                                                                                    ------------------     -----------------
NONINTEREST INCOME
      Service fees on deposit accounts                                                         59,591                59,972
      Investment securities gains, net                                                              -                17,140
      Other                                                                                    16,259                13,076
                                                                                    ------------------     -----------------
           Total noninterest income                                                            75,850                90,188
                                                                                    ------------------     -----------------
NONINTEREST EXPENSE
      Compensation and employee benefits                                                      393,894               391,199
      Occupancy and equipment                                                                  99,635               117,163
      Data processing                                                                         110,810               114,310
      Professional services                                                                    47,757                55,409
      Other                                                                                   100,194               107,529
                                                                                    ------------------     -----------------
           Total noninterest expense                                                          752,290               785,610
                                                                                    ------------------     -----------------
NET INCOME                                                                                    100,438                17,701
                                                                                    ==================     =================
EARNINGS PER SHARE:
           Basic                                                                  $              0.18    $             0.03
           Diluted                                                                               0.18                  0.03

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                          Three Months Ended June 30,
                                                                                          2000                   1999
                                                                                    ------------------     -----------------
INTEREST INCOME
      Loans receivable                                                            $           323,521    $          289,604
      Interest-bearing deposits in other banks                                                 65,460               101,913
      Investment securities
           Taxable                                                                            194,048               154,597
           Exempt from federal income tax                                                      12,361                17,263
      Mortgage-backed securities                                                              225,312               186,197
                                                                                    ------------------     -----------------
           Total interest income                                                              820,702               749,574
                                                                                    ------------------     -----------------
INTEREST EXPENSE
      Deposits                                                                                411,463               375,929
                                                                                    ------------------     -----------------
NET INTEREST INCOME                                                                           409,239               373,645

      Provision for loan losses                                                                 4,500                 3,000
                                                                                    ------------------     -----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           404,739               370,645
                                                                                    ------------------     -----------------
NONINTEREST INCOME
      Service fees on deposit accounts                                                         30,090                26,830
      Other                                                                                     8,602                 7,445
                                                                                    ------------------     -----------------
           Total noninterest income                                                            38,692                34,275
                                                                                    ------------------     -----------------
NONINTEREST EXPENSE
      Compensation and employee benefits                                                      194,955               200,178
      Occupancy and equipment                                                                  48,745                56,306
      Data processing                                                                          63,787                60,984
      Professional services                                                                    22,561                23,391
      Other                                                                                    51,683                52,155
                                                                                    ------------------     -----------------
           Total noninterest expense                                                          381,731               393,014
                                                                                    ------------------     -----------------
NET INCOME                                                                                     61,700                11,906
                                                                                    ==================     =================
EARNINGS PER SHARE:
           Basic                                                                  $              0.11    $             0.02
           Diluted                                                                               0.11                  0.02

See accompanying notes to the consolidated financial statements.

                                                               SFSB HOLDING COMPANY
                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Accumulated
                                                                Other    Unallocated Unallocated
                                    Additional                  Compre-    Shares     Shares                 Total        Compre-
                         Common      Paid-in     Retained       hensive    Held by    Held by   Treasury  Stockholders'   hensive
                         Stock       Capital     Earnings       Income      ESOP        RSP       Stock      Equity       Income
                        -------    -----------  ----------     --------  ---------  ----------  ---------  ----------    ---------
Balance,
  December 31, 1999     $72,600    $6,695,656   $3,180,278    $308,907   $(464,640) $(232,413)  $(669,562) $8,890,826

Net income                                         100,438                                                    100,438     $100,438
Other comprehensive
income:
  Unrealized loss
    on available for
    sale securities,
    net of tax
    benefit $37,663                                            (73,110)                                       (73,110)     (73,110)
                                                                                                                          --------
Comprehensive income                                                                                                      $ 27,328
                                                                                                                          ========
RSP shares released                                                                    20,012                  20,012
ESOP shares released                  (10,482)                              29,040                             18,558
Purchase treasury
  stock                                                                                          (170,456)   (170,456)
Cash dividends
  ($.15 per share)                                 (91,877)                                                   (91,877)
                        -------    ----------   ----------    --------   ---------  ---------   ---------  ----------
Balance, June 30, 2000  $72,600    $6,685,174   $3,188,839    $235,797   $(435,600) $(212,401)  $(840,018) $8,694,391
                        =======    ==========   ==========    ========   =========  =========   =========  ==========


See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Six Months Ended June 30,
                                                                                          2000                   1999
                                                                                    ------------------     -----------------
OPERATING ACTIVITIES
Net income                                                                        $           100,438    $           17,701
Adjustments to reconcile net income to
   net cash provided by (used for) operating
   activities:
      Provision for loan losses                                                                 6,500                 6,000
      Depreciation and amortization                                                            87,820               109,257
      Investment securities gains                                                                   -               (17,140)
      Increase (decrease) in accrued interest receivable                                        4,189              (125,385)
      Other, net                                                                               34,159               (52,575)
                                                                                    ------------------     -----------------
      Net cash provided by (used for) operating activities                                    233,106               (62,142)
                                                                                    ------------------     -----------------
INVESTING ACTIVITIES
Decrease in certificates of deposits                                                          563,366             1,268,917
Investment securities available for sale:
      Purchases                                                                               (43,761)             (804,847)
      Proceeds from sales                                                                           -                18,858
      Maturities and repayments                                                                21,663                     -
Investment securities held to maturity:
      Purchases                                                                                     -            (6,798,594)
      Maturities and repayments                                                               527,966               813,918
Mortgage-backed securities available for sale:
      Maturities and repayments                                                               319,944               257,216
Mortgage-backed securities held to
   maturity:
      Purchases                                                                            (2,007,695)           (2,500,100)
      Maturities and repayments                                                               730,443             1,934,637
Net increase in loans receivable                                                           (1,718,619)             (198,116)
Purchase Federal Home Loan Bank Stock                                                         (10,900)                    -
Purchase of premises and equipment                                                             (5,569)               (4,341)
                                                                                    ------------------     -----------------
      Net cash used for investing activities                                               (1,623,162)           (6,012,452)
                                                                                    ------------------     -----------------
FINANCING ACTIVITIES
Net increase in deposits                                                                      445,224             1,169,707
Net increase in advances by borrowers
   for taxes and insurance                                                                     33,696                19,044
Purchase of treasury stock                                                                   (170,456)             (367,167)
Cash dividends paid                                                                           (91,877)              (33,686)
                                                                                    ------------------     -----------------
      Net cash provided by
         financing activities                                                                 216,587               787,898
                                                                                    ------------------     -----------------
      Decrease in cash and cash  equivalents                                               (1,173,469)           (5,286,696)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                   5,065,675             9,094,253
                                                                                    ------------------     -----------------
CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                                     $         3,892,206    $        3,807,557
                                                                                    ==================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
      Interest on deposits and
         borrowings                                                               $           806,562    $          749,352
      Income taxes                                                                             29,600                30,100

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

CHANGES IN FINANCIAL CONDITION

At June 30, 1999, total assets remained relatively constant at $49,189,000 from $48,803,000 at December 31, 1999. However, the components of total assets changed due to management's continued efforts to shift its cash and cash equivalents and certificate of deposits into higher yielding earning assets. Interest-bearing deposits in other banks and certificates of deposits in other banks decreased $1,737,000 to $4,385,00 at June 30, 2000 from $6,122,000 at
December 31, 1999.

Total investment and mortgage-backed securities portfolios held to maturity and available for sale increased $343,000 to $25,346,000 at June 30, 2000 from $25,003,000 at December 31, 1999. The Company purchased mortgage-backed and equity securities resulting in a net increase of $1,351,000 or 9.3%. This increase was offset by a decline in the U.S. Government Agency securities portfolio of $1,012,000 or 10.9%.

Net loans receivable at June 30, 2000 increased $1,712,000 or 11.0% to $17,229,000 from $15,517,000 at December 31, 1999. Real estate mortgages and home equity loans increased $1,240,000 and $519,000, respectively, offset slightly by a decrease in consumer loans of $47,000. Management continues to pursue quality loan growth within the 1-4 family loan market.

Stockholder's equity decreased $196,000 to $8,694,000 at June 30, 2000 from $8,891,000 at December 31, 1999. Increases in stockholder's equity due to net income and the amortization of ESOP and RSP shares were offset by a decrease in accumulated other comprehensive income of $73,000, cash dividends of $92,000 and purchases of treasury stock totaling $170,000.

RESULTS OF OPERATIONS

Net income increased $82,000 to $100,000 for the six months ended June 30, 2000 from net income of $18,000 for the same period ended 1999. This increase was due to an increase in net interest income of $64,000 and a decrease in noninterest expense of $33,000, offset by an decrease in noninterest income of $15,000.

Net income for the three months ended June 30, 2000 increased $50,000 to $62,000 from net income of $12,000 for the same period ended June 30, 1999. This increase was due to an increases in net interest income of $35,000 and noninterest income of $5,000 and a decrease in noninterest expense of $11,000.

Interest income for the six month and three month periods ended June 30, 2000 increased to $1,595,000 and $821,000, respectively, from $1,468,000 and $750,000, respectively, for the same periods in 1999. The increase was primarily due to managements continued efforts to invest in higher yielding assets. For the current six months and three month ended, total average interest earning assets increased approximately $3,296,000 and $2,168,000, respectively. Average tax equivalent yield on interest earning assets increased to 6.86% and 6.70% for the three and six month periods ended June 30, 2000 from 6.74% and 6.59% for the same periods in 1999.

Interest expense on deposits increased $63,000 or 8.41% from $749,000 for the six months ended June 30, 1999 to $812,000 for the same period ended 2000. The average cost of funds for interest bearing liabilities increased 24 basis points from 4.18% for the six months ended June 30, 1999 compared to 4.42% for the same period ended 2000. Interest expense for the three months ended June 30, 2000 increased $35,000 to $411,000 from $376,000 for the same period ended in 1999. The average cost of funds on interest bearing liabilities for the current three month period ended increased 24 basis points to 4.42%. Increased interest expense for the current three month and six month periods were attributable to higher rates paid on certificates of deposit. Regional interest rates on certificate of deposits have gradually increased throughout the past twelve months, the Company has reacted simultaneously in order to remain competitive within its markets.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses remained relatively unchanged for the current six month and three month periods ended June 30, 2000 as compared to the same periods in 1999. Management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. See "Risk Elements."

Noninterest income decreased $14,000 or 15.6% from $90,000 for the six months ended June 30, 1999 to $76,000 for the same period ended 2000. This decrease is attributable to a $17,000 decrease in investment security gains. Gains relating to the sale of FHLMC stock totaled $17,000 for the six months ending June 30, 1999 with no gains being recognized for the same period ending 2000.

Noninterest income increased $5,000 or 14.7% from $34,000 for the three months ended June 30, 1999 to $39,000 for the same period ended 2000 due to an increased service charges on deposit accounts and fee income on ATM transactions due to increased transaction activity.

For the current six month and three month periods, noninterest expense decreased $34,000 and $11,000, respectively, as compared to the same periods in 1999. The Company continued to benefit from the significant cost savings obtained in the prior quarter on annual equipment maintenance contracts.

No income tax expense was recognized for the three and six month periods ended June 30, 2000 and 1999 . The Company continued to utilize unused operating loss carryforwards that are available to be applied against future taxable income.


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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 45.2%, 43.1%, 17.2% and 36.9%, 34.8%, 13.9%, respectively at June 30, 2000.

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

                                                          June 30,  December 31,
                                                          2000          1999
                                                        ---------    ---------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                              $       75    $     117
Loans past due 90 days or more and still accruing             102           32
                                                            -----        -----
Total nonperforming loans                                     177          149
                                                            -----        -----
Nonperforming loans as a percent of total loans              1.03%        0.95%
                                                            =====        =====
Nonperforming assets as a percent of total assets             .36%        0.31%
                                                            =====        =====
Allowance for loan losses to nonperforming loans            81.75%       92.75%
                                                            =====        =====

At June 30, 2000 and December 31, 1999, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 2000, loans increased $1,712,000 while nonperforming loans increased $28,000 or 18.8%. The allowance for loan losses increased $6,500 during this same period and the percentage of allowance for loan losses to loans outstanding decreased slightly from .90% to .84%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 2000 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

                            SFSB HOLDING COMPANY
                         PART II - OTHER INFORMATION


   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

   ITEM  3.  Defaults upon Senior Securities

             None

   ITEM  4.  Submission of Matters to a Vote of Security Holders

             None

   ITEM  5.  Other Information

         The following represents the results of matters submitted to a vote of the sharesholders at the annual meeting held on April 25, 2000:

         Election of a Director for term to expire in 2004:
         Joseph E. Gallegher  was elected  by the following vote:

         For:                  469,836
         Votes Withheld:        76,200


         S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 2000 by the following vote:

         For:                  539,506
         Against:                4,500
         Votes Abstaining:       2,030

         ITEM  6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are included in this Report or incorporated herein by reference:
          3(i)   Articles of Incorporation of SFSB Holding Company*
          3(ii)  Bylaws of SFSB Holding Company*
          10.1   Directors Consultant and Retirement Plan.*
          10.2   Supplemental Executive Retirement Plan for Barbara J. Mallen.*
          10.3   Employment Agreement with Barbara J. Mallen*
          10.4   SFSB Holding Company 1998 Stock Option Plan**
          10.5   Stanton Federal Savings Bank Restricted Stock Plan**
          27     Financial Data Schedule (electronic filing only)
          99     Review of Report by Independent Certified Public Accountants

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



                           SFSB Holding Company



Date:  August 11, 2000     By:  /s/Barbara J. Mallen
                                ------------------------------------------------
                                Barbara J. Mallen
                                President and Chief Executive Officer/Director



Date:  August 11, 2000     By:  /s/Joseph E. Gallegher
                                ------------------------------------------------
                                Joseph E. Gallegher
                                Senior Vice President/Director