Form 10QSB
period 2000-09-30
SFSB HOLDING CO
filed 2000-11-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

     ----
      X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
     ----  ACT OF 1934

           For the quarterly period ended September 30, 2000

     ----
           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT

           For the transition period from to

                         Commission File Number 0-23765
                                                -------

                              SFSB HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23 - 2934332
      ------------                                     ------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


 (Registrant's telephone number, including area code) (412) 487 - 4200


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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 8, 2000: 635,305

                              SFSB HOLDING COMPANY

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                            ---------

PART I  -  FINANCIAL INFORMATION

     Item 1.       Financial Statements

                       Consolidated Balance Sheet (Unaudited) as of                            3
                           September 30, 2000 and December 31, 1999

                       Consolidated Statement of Income (Unaudited)
                           for the Nine Months ended September 30, 2000 and 1999               4

                       Consolidated Statement of Income (Unaudited)
                           for the Three Months ended September 30, 2000 and 1999              5

                       Consolidated Statement of Changes in Stockholders' Equity
                           (Unaudited)  for the Nine Months ended  September 30,
                           2000                                                                6

                       Consolidated Statement of Cash Flows (Unaudited)
                           for the Nine Months ended September 30, 2000 and 1999               7

                       Notes to Unaudited Consolidated Financial Statements                    8

     Item 2.       Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                       9 - 12

PART II  -  OTHER INFORMATION

     Item 1.       Legal Proceedings                                                          13

     Item 2.       Changes in Securities                                                      13

     Item 3.       Default Upon Senior Securities                                             13

     Item 4.       Submissions of Matters to a Vote of Security Holders                       13

     Item 5.       Other Information                                                          13

     Item 6.       Exhibits and Reports on Form 8 - K                                         13

SIGNATURES                                                                                    14


                                      SFSB HOLDING COMPANY
                                   CONSOLIDATED BALANCE SHEET

                                                                  September 30,   December 31,
                                                                    2000              1999
                                                                --------------    -------------
ASSETS
     Cash and due from banks                                 $        499,142  $       908,791
     Interest-bearing deposits in other banks                       3,457,959        4,156,884
                                                                --------------    -------------

     Cash and cash equivalents                                      3,957,101        5,065,675

     Certificates of deposit in other banks                           297,000        1,056,306
     Investment securities available for sale                       3,148,661        2,960,757
     Investment securities held to maturity (market
       value of $8,834,881 and $9,446,780)                          9,263,171        9,990,854
     Mortgage-backed securities available for sale                  1,437,726        1,774,691
     Mortgage-backed securities held to maturity (market
       value of $10,956,218 and $9,979,691)                        10,986,206       10,277,109
     Loans receivable (net of allowance for loan losses
       of $142,873 and $138,193)                                   18,044,212       15,516,919
     Accrued interest receivable                                      338,582          412,178
     Premises and equipment                                         1,379,468        1,444,866
     Federal Home Loan Bank stock                                     256,500          245,600
     Other assets                                                     184,101           58,531
                                                                --------------    -------------

         TOTAL ASSETS                                        $     49,292,728  $    48,803,486
                                                                ==============    =============

LIABILITIES
     Deposits                                                $     39,713,674  $    39,411,665
     Advances by borrowers for taxes and insurance                     49,988          112,058
     Accrued interest payable and other liabilities                   599,268          388,937
                                                                --------------    -------------

         TOTAL LIABILITIES                                         40,362,930       39,912,660
                                                                --------------    -------------

COMMITMENTS AND CONTINGENCIES                                               -                -

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                              -                -
     Common stock, par value $.10 per share; 4,000,000
       shares authorized; 726,005 issued                               72,600           72,600
     Additional paid-in capital                                     6,680,924        6,695,656
     Retained earnings - substantially restricted                   3,244,761        3,180,278
     Accumulated other comprehensive income                           394,953          308,907
     Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                         (421,080)        (464,640)
     Unallocated shares held by Restricted Stock Plan (RSP)          (202,342)        (232,413)
     Treasury stock (90,700 at cost)                                 (840,018)        (669,562)
                                                                --------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                                 8,929,798        8,890,826
                                                                --------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     49,292,728  $    48,803,486
                                                                ==============    =============

See accompanying notes to the consolidated financial statements.

                                      SFSB HOLDING COMPANY
                                CONSOLIDATED STATEMENT OF INCOME

                                                                Nine Months Ended September 30,
                                                                    2000              1999
                                                                --------------    -------------
INTEREST INCOME
     Loans receivable                                         $       979,138   $      858,853
     Interest-bearing deposits in other banks                         187,289          323,187
     Investment securities
         Taxable                                                      581,654          412,491
         Exempt from federal income tax                                34,574           50,229
     Mortgage-backed securities                                       641,404          599,311
                                                                --------------    -------------
         Total interest income                                      2,424,059        2,244,071
                                                                --------------    -------------
INTEREST EXPENSE
     Deposits                                                       1,231,383        1,144,638
                                                                --------------    -------------
NET INTEREST INCOME                                                 1,192,676        1,099,433

     Provision for loan losses                                         11,000            9,000
                                                                --------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,181,676        1,090,433
                                                                --------------    -------------

NONINTEREST INCOME
     Service fees on deposit accounts                                  91,433           93,209
     Investment securities gains, net                                       -           16,058
     Other                                                             21,427           16,628
                                                                --------------    -------------
         Total noninterest income                                     112,860          125,895
                                                                --------------    -------------

NONINTEREST EXPENSE
     Compensation and employee benefits                               605,463          597,222
     Occupancy and equipment                                          152,541          179,148
     Data processing                                                  166,264          171,335
     Professional services                                             59,341           70,020
     Other                                                            150,077          164,827
                                                                --------------    -------------
         Total noninterest expense                                  1,133,686        1,182,552
                                                                --------------    -------------

Income before income taxes                                            160,850           33,776
Income taxes                                                            4,490            1,336
                                                                --------------    -------------

NET INCOME                                                            156,360           32,440
                                                                ==============    =============

EARNINGS PER SHARE:
         Basic                                                $          0.28   $         0.05
         Diluted                                                         0.28             0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                        564,779          638,299
         Diluted                                                      564,779          646,556

See accompanying notes to the consolidated financial statements.

                                      SFSB HOLDING COMPANY
                                CONSOLIDATED STATEMENT OF INCOME


                                                                Three Months Ended September 30,
                                                                    2000              1999
                                                                --------------    -------------
INTEREST INCOME
     Loans receivable                                         $       351,100   $      296,347
     Interest-bearing deposits in other banks                          56,277           71,216
     Investment securities
         Taxable                                                      195,794          176,930
         Exempt from federal income tax                                10,481           14,303
     Mortgage-backed securities                                       215,422          216,800
                                                                --------------    -------------
         Total interest income                                        829,074          775,596
                                                                --------------    -------------
INTEREST EXPENSE
     Deposits                                                         419,776          395,286
                                                                --------------    -------------
NET INTEREST INCOME                                                   409,298          380,310

     Provision for loan losses                                          4,500            3,000
                                                                --------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   404,798          377,310
                                                                --------------    -------------

NONINTEREST INCOME
     Service fees on deposit accounts                                  31,842           33,236
     Investment securities loss, net                                        -           (1,082)
     Other                                                              5,168            3,552
                                                                --------------    -------------
         Total noninterest income                                      37,010           35,706
                                                                --------------    -------------
NONINTEREST EXPENSE
     Compensation and employee benefits                               211,569          206,023
     Occupancy and equipment                                           52,906           61,985
     Data processing                                                   55,454           57,025
     Professional services                                             11,584           14,611
     Other                                                             49,883           57,299
                                                                --------------    -------------
         Total noninterest expense                                    381,396          396,943
                                                                --------------    -------------

Income before income taxes                                             60,412           16,073
Income taxes                                                            4,490            1,336
                                                                --------------    -------------

NET INCOME                                                             55,922           14,737
                                                                ==============    =============

EARNINGS PER SHARE:
         Basic                                                $          0.10   $         0.02
         Diluted                                                         0.10             0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                        551,211          630,558
         Diluted                                                      551,211          638,613

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     Accumu-
                                                                     lated      Unallo-    Unallo-
                                                                     Other      cated      cated                 Total
                                            Additional               Compre-    Shares     Shares                Stock-
                                    Common   Paid-in      Retained   hensive    Held by    Held by   Treasury    holders'
                                    Stock    Capital      Earnings    Income     ESOP       RSP      Stock       Equity
                                    ------- ----------  ----------  --------  ---------  ---------  ---------  ----------
Balance, December 31, 1999          $72,600 $6,695,656  $3,180,278  $308,907  $(464,640) $(232,413) $(669,562) $8,890,826

Net income                                                 156,360                                                156,360

Other comprehensive income:
  Unrealized gain on available for
    sale securities, net of tax
     of $44,327                                                       86,046                                       86,046

RSP shares released                                                                         30,071                 30,071
ESOP shares released                           (14,732)                          43,560                            28,828
Purchase treasury stock                                                                              (170,456)   (170,456)
Cash dividends ($.15 per share)                            (91,877)                                               (91,877)
                                    ------- ----------- ----------- --------- ---------- ---------- ---------- ----------
Balance, September 30, 2000         $72,600 $6,680,924  $3,244,761  $394,953  $(421,080) $(202,342) $(840,018) $8,929,798
                                    ======= =========== =========== ========= ========== ========== ========== ==========


See accompanying notes to the consolidated financial statements.

                                      SFSB HOLDING COMPANY
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Nine Months Ended September 30,
                                                                    2000              1999
                                                                --------------    -------------
OPERATING ACTIVITIES
Net income                                                    $       156,360   $       32,440
Adjustments to reconcile net income to
   net cash provided by (used for) operating
   activities:
     Provision for loan losses                                         11,000            9,000
     Depreciation and amortization                                    132,974          164,083
     Investment securities gains                                            -          (16,058)
     Increase (decrease) in accrued interest receivable                73,596          (91,326)
     Other, net                                                       279,693           22,186
                                                                --------------    -------------
     Net cash provided by (used for) operating activities             653,623          120,325
                                                                --------------    -------------
INVESTING ACTIVITIES
Decrease in certificates of deposits                                  759,306        1,430,792
Investment securities available for sale:
     Purchases                                                        (43,761)      (1,335,454)
     Proceeds from sales                                                    -           24,157
     Maturities and repayments                                         21,663                -
Investment securities held to maturity:
     Purchases                                                              -       (6,800,000)
     Maturities and repayments                                        527,966        1,172,249
Mortgage-backed securities available for sale:
     Maturities and repayments                                        319,944          375,754
Mortgage-backed securities held to
   maturity:
     Purchases                                                     (2,007,695)      (2,500,100)
     Maturities and repayments                                        730,443        2,366,933
Net increase in loans receivable                                   (2,538,293)      (1,067,475)
Purchase Federal Home Loan Bank Stock                                 (10,900)               -
Purchase of premises and equipment                                     (8,677)          (9,181)
                                                                --------------    -------------
     Net cash used for investing activities                        (2,250,004)      (6,342,325)
                                                                --------------    -------------
FINANCING ACTIVITIES
Net increase in deposits                                              302,009          571,368
Net increase (decrease) in advances by borrowers
   for taxes and insurance                                            (62,070)         (56,956)
Purchase of treasury stock                                           (170,456)        (367,167)
Cash dividends paid                                                   (91,877)         (33,686)
                                                                --------------    -------------
     Net cash provided by (used for)
        financing activities                                          (22,394)         113,559
                                                                --------------    -------------
     Decrease in cash and cash  equivalents                        (1,618,775)      (6,108,441)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                           5,065,675        9,094,253
                                                                --------------    -------------
CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                      $     3,446,900   $    2,985,812
                                                                ==============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
     Interest on deposits and
        borrowings                                            $     1,228,037   $    1,124,741
     Income taxes                                                      30,903           36,133

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

NOTE 2 - EARNINGS PER SHARE

     The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three and nine-months ended September 30, 2000, there were no dilutive shares of common stock. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation for the three and nine-months ended September 30, 1999.

                                                 Three Months    Nine Months
                                                   Ended            Ended
                                                 September 30,    September 30,
                                                    1999            1999
                                                -------------   --------------
     Weighted average common shares and
         common stock equivalents used to
         calculate basic earnings per share          630,558          638,299

     Additional common stock equivalents
         (stock options) used to calculate
         diluted earnings per share                    8,055            8,257
                                                -------------   --------------
     Weighted average common shares and
         common stock equivalents used
         to calculate diluted earnings per share     638,613          646,556
                                                =============   ==============

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income (loss) for the nine and three months periods is as follows:

                                                  Nine Months Ended      Three Months Ended
                                                   September 30,            September 30,
                                                2000           1999      2000         1999
                                                ----------  ---------    --------  ----------
     Net income                                   $156,360  $  32,440    $ 55,922   $  14,737

     Unrealized gain (loss) on securities
       available for sale, net of taxes             86,046   (186,716)    159,156    (101,522)
                                                  --------  ---------    --------   ---------
                                                  $242,406  $(154,276)   $215,078   $ (86,785)
                                                  ========  =========    ========   =========

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

CHANGES IN FINANCIAL CONDITION

Total assets of $49,293,000 at September 30, 2000 remained relatively stable as compared to $48,803,000 at December 31, 1999. However, the components of total assets changed due to management's continual efforts to shift its cash and cash equivalents and certificate of deposits into higher yielding earning assets. Net loans receivable increased $2,527,000 during this period while primarily being funded from reductions in cash and cash equivalents and certificates of deposits in other banks of $1,109,000 and $759,000, respectively.

Net loans receivable at September 30, 2000 increased 16.3% to $18,044,000 at September 30, 2000 from $15,517,000 at December 31, 1999. Increases in real estate mortgages and home equity loans of $1,622,000 and $955,000, respectively, were the result of management's pursuit and development of quality loan growth during continued economic prosperity within the Company's market area. As of September 30, 2000, the Company has additional commitments of $1,793,000 to fund loan growth.

Stockholder's equity increased to $8,930,000 at September 30, 2000 from $8,891,000 at December 31, 1999. Increases in stockholders' equity were due to net income of $156,000, increases in accumulated other comprehensive income of $86,000, and the amortization of ESOP and RSP shares totaling $59,000 while offset somewhat by cash dividends of $92,000 and purchases of treasury stock totaling $170,000.

RESULTS OF OPERATIONS

Net income increased $124,000 to $156,000 for the nine months ended September 30, 2000 from net income of $32,000 for the same period ended 1999. This increase was due to an increase in net interest income of $93,000 and a decrease in noninterest expense of $49,000, offset by an decrease in noninterest income of $13,000.

Net income for the three months ended September 30, 2000 increased $41,000 to $56,000 from net income of $15,000 for the same 1999 period. This increase was due to the combined effects of an increase in net interest income of $29,000 and a decrease in noninterest expense of $16,000.

Interest income for the nine month and three month periods ended September 30, 2000 increased to $2,424,000 and $829,000, respectively, from $2,244,000 and
$776,000, respectively, for the same periods in 1999. As noted previously, these increases were primarily due to management's continual efforts to invest in higher yielding assets. For the current nine months and three month ended, total average interest earning assets increased approximately $1,992,000 and $1,955,000, respectively. Average tax equivalent yield on interest earning assets increased to 6.96% and 7.21% for the nine and three month periods ended September 30, 2000 from 6.76% and 7.02% for the same periods in 1999.

Interest expense on deposits increased $87,000 or 7.58% from $1,145,000 for the nine months ended September 30, 1999 to $1,231,000 for the same period ended 2000. The average cost of funds for interest bearing liabilities increased 23 basis points from 4.22% for the nine months ended September 30, 1999 compared to 4.45% for the same period ended 2000. Interest expense for the three months ended September 30, 2000 increased $25,000 to $420,000 from $395,000 for the same period ended in 1999. The average cost of funds on interest bearing liabilities for the current three month period ended September 30, 2000 increased 10 basis points to 4.48% compared to 4.38% for the same period ended 1999. Increased interest expense for the current nine and three month periods were attributable to higher rates paid on certificates of deposit. Regional interest rates on certificate of deposits have gradually increased throughout the past twelve months and the Company has reacted simultaneously in order to remain competitive within its markets.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses remained relatively unchanged for the current nine month and three month periods ended September 30, 2000 as compared to the same periods in 1999. Management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. See "Risk Elements."

Noninterest income decreased $13,000 or 10.3% from $126,000 for the nine months ended September 30, 1999 to $113,000 for the same period ended 2000. This decrease is attributable to a $17,000 decrease in investment security gains relating to the sale of FHLMC stock for the nine months ending September 30, 1999 with no gains being recognized for the same period ended 2000.

For the current nine and three month periods, noninterest expense decreased $49,000 and $16,000, respectively, as compared to the same periods in 1999. Occupancy and equipment costs decreased due to a reduction in depreciation expense and cost savings obtained in the first quarter on annual equipment maintenance contracts. Professional services decreased due to a reduction in amount of such services utilized during 2000 as compared to 1999. Other operating expenses decreased due to management's continual efforts to promote efficiency and cost savings throughout the Company.

Income tax expense for both nine and three month periods ended September 30, 1999 and 2000 increased from $1,000 to $4,000, respectively as the Company continues to utilize unused operating loss carryforwards during these periods.

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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 44.2%, 42.0%, 17.4% and 36.2%, 34.0%, 14.0%, respectively at
September 30, 2000.

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

                                                        September 30,  December 31,
                                                            2000          1999
                                                            ----          ----
                                                          (Dollars in thousands)

Loans on nonaccrual basis                                   $  227       $  117
Loans past due 90 days or more and still accruing                -           32
                                                             -----        -----
Total nonperforming loans                                      227          149
                                                             =====        =====

Nonperforming loans as a percent of total loans               1.26%        0.95%
                                                             =====        =====

Nonperforming assets as a percent of total assets              .46%        0.31%
                                                             =====        =====

Allowance for loan losses to nonperforming loans             62.94%       92.75%
                                                             =====        =====


At September 30, 2000 and December 31, 1999, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine month period ended September 30, 2000, loans increased $2,532,000 while nonperforming loans increased $78,000 or 52.3%. The allowance for loan losses increased $4,700 during this same period and the percentage of allowance for loan losses to loans outstanding decreased slightly from .90% to
 .79%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 2000 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The ongoing loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

              SFSB Holding Company
              ------------------------------------------------
              (Registrant)

Dated: November 13, 2000        By:  /s/ Barbara J. Mallen
                                ------------------------------------------------
                                Barbara J. Mallen
                                President and Chief Executive Officer



Dated: November 13, 2000        By:  /s/ Joseph E. Gallegher
                                ------------------------------------------------
                                Joseph E. Gallegher
                                Senior Vice President (Chief Accounting Officer)





14