Form 10KSB40
period 2000-12-31
SFSB HOLDING CO
filed 2001-03-16
CIK 1049890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                     - OR -

| |  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    --------

Commission file number:   0-23765
                        -----------

                              SFSB Holding Company
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                  23-2934332
-----------------------------------------------           ---------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
      of Incorporation or Organization)                   Identification No.)

    900 Saxonburg Boulevard, Pittsburgh, Pennsylvania          15223
------------------------------------------------------    ---------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:         (412) 487-4200
                                                          ---------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None
                                                                        -------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2000 were $3,724,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 1, 2001, was approximately $4.0 million.

         As of March 1, 2001, the registrant had 585,305 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

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

Lending Activities

         The following table sets forth information concerning the types of loans held by the Registrant.


                                          At December 31,
                          ------------------------------------------
                                   2000                  1999
                          ----------------------- ------------------
                            Amount      Percent     Amount   Percent
                          ----------  ----------- ---------  --------
                                         (Dollars in thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to -four family ...  $ 11,320     59.40%    $ 9,416     60.15%
  Home equity.............     5,585      29.30      4,504     28.77
  Commercial..............     1,612       8.46      1,213      7.75
Consumer Loans............       541       2.84        522      3.33
                            --------    -------    -------    ------
      Total...............  $ 19,058    100.00%    $15,655    100.00%
                            ========    ======     =======    ======

         The following table sets forth the estimated maturity of the Registrant's loan portfolio at December 31, 2000. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $3.6 million at December 31, 2000. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.



                             Due        Due after
                            within      1 through    Due after
                             1 year      5 years      5 years     Total
                             ------     ---------    ---------    -----
                                                 (In thousands)

One- to -four family .....   $  131      $   223      $10,966    $11,320
Home equity...............       36        1,162        4,387      5,585
Commercial................      135            9        1,468      1,612
Consumer..................      236          278           27        541
                              -----      -------     --------    -------
Total.....................   $  538      $ 1,672      $16,848    $19,058
                              =====       ======       ======    =======

         The following table sets forth as of December 31, 2000 the dollar amount of all loans due after December 31, 2001, based upon fixed rates of interest or floating or adjustable interest rates.

                            Fixed Rates        Adjustable Rates    Total
                            -----------        ----------------   -------
                                              (In thousands)

One- to four family......     $11,189            $     --         $11,189
Home equity..............       5,545                   4           5,549
Commercial...............       1,198                 279           1,477
Consumer.................         305                  --             305
                              -------            --------         -------
    Total................     $18,237            $    283         $18,520
                              =======             =======          ======


         One- to -Four Family Loans. The Registrant's primary lending activity consists of the origination of one- to -four family fixed rate residential mortgage loans secured by property located in the Registrant's primary market area. The Registrant generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 97% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to- value ratio on mortgage loans secured by non-owner occupied properties generally is limited to 75%. The Registrant retains all of its mortgage loans and originates these loans with maturities of up to 30 years.

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

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains a loan committee consisting of the President, the Senior Vice President and two outside board members. The President, and Senior Vice President have loan authority to approve home equity loans up to $75,000 and unsecured consumer loans up to $10,000. The loan committee ratifies all residential mortgage loans and all other real estate and consumer loans.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 2000, commitments to cover originations of mortgage loans totaled $723,000. The Registrant believes that virtually all of its commitments will be funded.

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

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 2000.

                                                           At December 31,
                                                       ---------------------
                                                           2000        1999
                                                           ----        ----
                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to -four family .............................       $217        $100
  Commercial .......................................        153           4
Consumer ...........................................         12          13
                                                           ----        ----
Total non-accrual loans ............................        382         117
                                                           ----        ----
Accruing loans which are contractually past
 due 90 days or more:
Real estate loans:
  One- to -four family .............................          7          29
Consumer ...........................................          1           3
                                                           ----        ----
Total accrual loans ................................          8          32
                                                           ====        ----
Total non-performing loans .........................       $390        $149
                                                           ----        ----
Real estate owned ..................................         --          --
                                                           ====        ====
Total non-performing assets ........................       $390        $149
                                                           ====        ====
Total non-performing loans to total loans ..........       2.05%       0.95%
                                                           ====        ====
Total non-performing loans to total assets .........       0.74%       0.31%
                                                           ====        ====
Total non-performing assets to total assets ........       0.74%       0.31%
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


                                              At December 31, 2000
                                              --------------------
                                                 (In thousands)
         Special Mention..............                 $ --
         Substandard..................                  520
         Doubtful.....................                   --
         Loss.........................                   --
                                                       ----
                                                       $520
                                                       ====

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:

                                                          For the Years Ended
                                                              December 31,
                                                       -------------------------
                                                         2000            1999
                                                       --------        --------

(Dollars in thousands)

Total loans outstanding .........................      $ 19,058        $ 15,655
                                                       ========        ========
Average loans outstanding .......................        17,510          14,472
                                                       ========        ========
Allowance balance at beginning of
   period .......................................      $    138        $    128
Provision:
  Real estate ...................................            34               4
  Commercial ....................................            --              --
  Consumer ......................................             5               6
Charge-offs:
  Real estate ...................................            (6)             --
  Commercial ....................................            --              --
  Consumer ......................................            --              --
Recoveries:
  Real estate ...................................            --              --
  Commercial ....................................            --              --
  Consumer ......................................            --              --
                                                       --------        --------
Allowance balance at end of period ..............      $    171        $    138
                                                       ========        ========
Allowance for loan losses as a percent
  of total loans outstanding ....................          0.90 %           .88%
                                                       ========        ========
Net loans charged off as a percent
  of average loans outstanding ..................         (0.03)%            --%
                                                       ========        ========


Return on Equity and Assets Ratio

                                                  At Or For The Years
                                                   Ended December 31,
                                                --------------------------
                                                  2000              1999
                                                -------           -------
Equity to Asset Ratio ......................      17.20%            18.22%
Return on Average Equity ...................       4.70               .97
Return on Average Assets ...................        .84               .19
Dividend Payout Ratio ......................      20.83             37.08

Analysis of the Allowance for Loan Losses

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Registrant's use of the allowance to absorb losses in other loan categories.

                                             At December 31,
                            ---------------------------------------------------
                                    2000                       1999
                            ------------------------   ------------------------
                                        Percent of                 Percent of
                                       Loans in Each              Loans in Each
                                        Category to                Category to
                             Amount     Total Loans     Amount      Total Loans
                             ------     -----------     ------      -----------
                                          (Dollars in thousands)

One-to -four family           $ 110         59.40%      $   76         60.15%
Home equity                      17         29.30           31         28.77
Commercial                       14          8.46            6          7.75
Consumer                         30          2.84           25          3.33
                               ----        ------       ------        ------
Total                          $171        100.00%      $  138        100.00%
                               ====        ======       ======        ======


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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $19,658,000 and $8,128,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         Securities Portfolio. The following table sets forth the carrying value of the Registrant's investment portfolio, at the dates indicated.

                                                             At December 31,
                                                           -------------------
                                                            2000        1999
                                                           -------     -------
                                                          (Dollars in thousands)

Securities held to maturity:
U.S. government agencies ..............................    $ 8,079     $ 8,808
Obligations of state and political subdivisions .......        984       1,183
Mortgage-backed securities ............................     10,595      10,277
                                                           -------     -------
   Total securities held to maturity ..................     19,658      20,268
                                                           -------     -------
Securities available for sale:
U.S. government agencies ..............................        482         484
Mutual funds ..........................................      1,869       1,762
FHLMC common stock ....................................        604         714
Mortgage-backed securities ............................      5,172       1,775
                                                           -------     -------
   Total securities available for sale ................      8,127       4,735
                                                           -------     -------
  Total investment and mortgage-backed securities .....    $27,785     $25,003
                                                           =======     =======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Registrant's securities portfolio at December 31, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                As of December 31, 2000
                     ---------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                              More than           More than                              Investment Securities and
                      One Year or Less    One to Five Years   Five to Ten Years    More than Ten Years   Mortgage-Backed Securities
                     ------------------  ------------------   ------------------- --------------------- ----------------------------
                     Carrying   Average   Carrying  Average   Carrying    Average Carrying      Average  Carrying   Average   Market
                      Value      Yield     Value     Yield      Value      Yield    Value        Yield     Value     Yield    Value
                      -----      -----     -----     -----      -----      -----    -----        -----     -----     -----    -----
                                                                 (Dollars in thousands)
Securities
  held to
  maturity:
  U.S.
    government
    agencies........  $   --         --%    $1,500    6.20%    $1,500      6.54%  $ 5,561        7.03%    $ 8,561    6.80%   $ 7,972
  Obligations
    of state and
    political
    subdivisions....      --         --        139    9.13        175      5.00       670        6.39         984    6.53        980
Securities
  available
  for sale:
  Mutual funds......   1,869       6.33         --      --         --        --        --          --       1,869    6.33      1,869
  FHLMC common
    stock(1)........     604         --         --      --         --        --        --          --         604      --        604
  Mortgage-
    backed
    securities......      99       5.76        440    6.69      1,581      6.82    13,647        6.95      15,767    6.93     15,425
                      ------                ------             ------             -------                --------            -------
  Total.............  $2,572       6.30%    $2,079    6.50%    $3,256      6.59%  $19,878        6.95%   $ 27,785    6.83%   $26,850
                      ======       ====     ======    ====     ======      ====   =======        ====    ========    ====    =======

-------------------------
(1) The cost of the FHLMC common stock is $9,775 resulting in an effective yield of 69.11%.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Registrant's senior management. Interest rates are determined based on the Registrant's liquidity requirements, interest rates paid by the Registrant's competitors, and the Registrant's growth goals and applicable regulatory restrictions and requirements. At December 31, 2000, the Registrant had no brokered deposits.

         The  following   table   indicates  the  amount  of  the   Registrant's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


                                                    Certificates
             Maturity Period                        of Deposits
             ---------------                       ------------
                                                   (In thousands)

             Within three months                        $  939
             Three through six months                       --
             Six through twelve months                   1,173
             Over twelve months                             --
                                                        ------
                                                        $2,112
                                                        ======

         Borrowings. Advances (borrowing) may be obtained from the FHLB of Pittsburgh to supplement the Registrant' s supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh, a portion of the Registrant's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Registrant may also access the Federal Reserve Bank discount window to supplement the Registrant's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2000, short term borrowings from FHLB advances totalled $2.0 million.

Personnel

         At December 31, 2000 the Registrant had 15 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC- insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2000, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2000, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 84.6% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

Item 13. Exhibits, List, and Reports on Form 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report.

          (1) The consolidated balance sheets of SFSB Holding Company and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2000, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2000.

          (2)  Schedules omitted as they are not applicable.

          (3)  The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

                  (a)      List of Exhibits:
                           3(i)     Articles of Incorporation of SFSB Holding Company*
                           3(ii)    Bylaws of SFSB Holding Company*
                           10.1     Directors Consultant and Retirement Plan.*
                           10.2     Supplemental Executive Retirement Plan for Barbara J. Mallen.*
                           10.3     Employment Agreement with Barbara J. Mallen*
                           10.4     SFSB Holding Company 1998 Stock Option Plan**
                           10.5     Stanton Federal Savings Bank Restricted Stock Plan**
                           13       Portions of the 2000 Annual Report to Stockholders
                           21       Subsidiaries of Registrant (see "Item 1 - Business")
                           23       Consent of S.R. Snodgrass, A.C.

                  (b)      Not applicable.

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2001.

                                      SFSB Holding Company



                                      By:      /s/Barbara J. Mallen
                                               ---------------------------------
                                               Barbara J. Mallen
                                               President
                                               (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2001.

/s/Timothy R. Maier                              /s/Barbara J. Mallen
--------------------------------------------     -------------------------------
Timothy R. Maier                                 Barbara J. Mallen
Chairman of the Board                            President and Director
                                                 (Principal Executive Officer)


/s/Joseph E. Gallagher                           /s/Jerome L. Kowalewski
--------------------------------------------     -------------------------------
Joseph E. Gallagher                              Jerome L. Kowalewski
Senior Vice President and Director               Treasurer and Director
(Principal Financial and Accounting Officer)



/s/Mary Lois Loftus
--------------------------------------------
Mary Lois Loftus
Director