Form 10QSB
period 2001-03-31
SFSB HOLDING CO
filed 2001-05-14
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
-----                               OF 1934

      For the quarterly period ended March 31, 2001

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


               For the transition period from               to
                                              ------------     ------------

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23 - 2934332
---------------------------------------------  ---------------------------------
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

                  Class: Common Stock, par value $.10 per share
                       Outstanding at May 3, 2001: 579,305

                              SFSB HOLDING COMPANY

                                      INDEX


                                                                                                                 Page
                                                                                                                Number
                                                                                                           -----------------
PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements
                        Consolidated Balance Sheet (Unaudited) as of                                              3
                            March 31, 2001 and December 31, 2000

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2001 and 2000                                    4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Three Months ended March 31, 2001 and 2000                                    6

                        Notes to Unaudited Consolidated Financial Statements                                      7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                       8 - 11

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                             12

      Item 2.       Changes in Securities                                                                         12

      Item 3.       Default Upon Senior Securities                                                                12

      Item 4.       Submissions of Matters to a Vote of Security Holders                                          12

      Item 5.       Other Information                                                                             12

      Item 6.       Exhibits and Reports on Form 8 - K                                                            12

SIGNATURES                                                                                                        13

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,    December 31,
                                                                    2001            2000
                                                               ------------    ------------
ASSETS
      Cash and due from banks                                  $    457,570    $    541,525
      Interest-bearing deposits in other banks                    5,600,518       2,946,420
                                                               ------------    ------------
      Cash and cash equivalents                                   6,058,088       3,487,945

      Certificates of deposit in other banks                        462,000         295,000
      Investment securities available for sale                    2,572,687       2,954,871
      Investment securities held to maturity (market
        value of $8,080,327 and $8,470,065)                       8,063,326       9,063,535
      Mortgage-backed securities available for sale               4,992,359       5,171,720
      Mortgage-backed securities held to maturity (market
        value of $12,767,505 and $10,252,897)                    12,625,890      10,594,864
      Loans receivable (net of allowance for loan losses
        of $174,009 and $171,009)                                18,819,456      18,887,161
      Accrued interest receivable                                   382,072         417,681
      Premises and equipment                                      1,330,374       1,355,199
      Federal Home Loan Bank stock                                  256,500         256,500
      Other assets                                                   36,622          31,196
                                                               ------------    ------------
           TOTAL ASSETS                                        $ 55,599,374    $ 52,515,672
                                                               ============    ============
LIABILITIES
      Deposits                                                 $ 41,366,553    $ 37,942,034
      FHLB Advances                                               5,000,000       5,000,000
      Advances by borrowers for taxes and insurance                  83,052         116,499
      Accrued interest payable and other liabilities                582,411         426,085
                                                               ------------    ------------
           TOTAL LIABILITIES                                     47,032,016      43,484,618
                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES                                             -               -

STOCKHOLDERS' EQUITY
      Preferred stock, no par value; 1,000,000 shares
        authorized; none issued and outstanding                           -               -
      Common stock, par value $.10 per share; 4,000,000
        shares authorized; 726,005 issued                            72,600          72,600
      Additional paid-in capital                                  6,675,297       6,676,810
      Retained earnings - substantially restricted                3,348,819       3,506,353
      Accumulated other comprehensive income                        413,012         293,328
      Unallocated shares held by Employee Stock
        Ownership Plan (ESOP)                                      (392,040)       (406,560)
      Unallocated shares held by Restricted Stock Plan (RSP)       (191,372)       (201,431)
      Treasury stock (146,700 and 100,200 shares at cost)        (1,358,958)       (910,046)
                                                               ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                             8,567,358       9,031,054
                                                               ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 55,599,374    $ 52,515,672
                                                               ============    ============


See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME


                                                  Three Months Ended March 31,
                                                        2001       2000
                                                      --------   --------
INTEREST INCOME
      Loans receivable                                $365,489   $304,517
      Interest-bearing deposits in other banks          70,312     65,552
      Investment securities
           Taxable                                     178,982    191,812
           Exempt from federal income tax                7,981     11,732
      Mortgage-backed securities                       275,790    200,670
                                                      --------   --------
           Total interest income                       898,554    774,283
                                                      --------   --------
INTEREST EXPENSE
      Deposits                                         421,727    400,144
      FHLB Advance                                      80,864          -
                                                      --------   --------
           Total interest expense                      502,591    400,144

NET INTEREST INCOME                                    395,963    374,139

      Provision for loan losses                          3,000      2,000
                                                      --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    392,963    372,139
                                                      --------   --------
NONINTEREST INCOME
      Service fees on deposit accounts                  26,384     29,501
      Other                                             20,431      7,657
                                                      --------   --------
           Total noninterest income                     46,815     37,158
                                                      --------   --------
NONINTEREST EXPENSE
      Compensation and employee benefits               216,200    198,939
      Occupancy and equipment                           51,019     50,890
      Data processing                                   57,515     47,023
      Professional services                             24,633     23,106
      Other                                             53,854     50,601
                                                      --------   --------
           Total noninterest expense                   403,221    370,559
                                                      --------   --------
      Income before income taxes                        36,557     38,738
      Income tax expense                                20,300          -
                                                      --------   --------
NET INCOME                                              16,257     38,738
                                                      ========   ========
EARNINGS PER SHARE:
           Basic                                      $   0.03   $   0.07
           Diluted                                        0.03       0.07

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Accumulated   Unallo-     Unallo-
                                                            Other       cated       cated                    Total
                                   Additional               Compre-     Shares      Shares                   Stock      Compre-
                         Common     Paid-in     Retained    hensive     Held by     Held by    Treasury     holders'    hensive
                         Stock      Capital     Earnings    Income       ESOP         RSP        Stock       Equity     Income
                        --------  -----------  ----------  ---------- ----------- -----------  ----------  ----------   --------
Balance,
  December 31, 2000      $72,600  $6,676,810   $3,506,353  $293,328   $(406,560)  $ (201,431) $  (910,046) $9,031,054

Net income                                         16,257                                                      16,257   $ 16,257
Other comprehensive
income:
  Unrealized gain on
    available for
    sale securities,
    net of taxes
    of $61,655                                              119,684                                           119,684    119,684
                                                                                                                         -------
Comprehensive income                                                                                                    $135,941
                                                                                                                        ========
RSP shares released                                                                   10,059                   10,059
ESOP shares released                  (1,513)                            14,520                                13,007
Cash dividends
  ($.30 per share)                               (173,791)                                                   (173,791)
Purchase treasury
  stock                                                                                          (448,912)   (448,912)
                         -------  ----------   ----------  --------   ---------    ---------  -----------  ----------
Balance, March 31, 2001  $72,600  $6,675,297   $3,348,819  $413,012   $(392,040)   $(191,372) $(1,358,958) $8,567,358
                         =======  ==========   ==========  ========   =========    =========  ===========  ==========

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                       2001           2000
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $    16,257    $    38,738
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Provision for loan losses                                          3,000          2,000
      Depreciation and amortization                                     47,891         43,877
      Increase in accrued interest receivable                           35,609         56,648
      Other, net                                                       (83,626)        43,345
                                                                   -----------    -----------
      Net cash provided by operating activities                         19,131        184,608
                                                                   -----------    -----------
INVESTING ACTIVITIES
Decrease (increase) in certificates of deposits                       (167,000)       487,508
Investment securities available for sale:
      Purchases                                                        (20,528)       (26,114)
      Maturities and repayments                                        500,000          7,705
Investment securities held to maturity:
      Maturities and repayments                                      1,000,209        527,751
Mortgage-backed securities available
   for sale:
      Maturities and repayments                                        263,413         79,374
Mortgage-backed securities held to
   maturity:
      Purchases                                                     (2,512,813)    (2,007,695)
      Maturities and repayments                                        480,866        306,237
Net decrease (increase) in loans receivable                             64,705       (739,074)
Purchase of premises and equipment                                           -         (5,569)
                                                                   -----------    -----------
      Net cash used for investing activities                          (391,148)    (1,369,877)
                                                                   -----------    -----------
FINANCING ACTIVITIES
Net increase in deposits                                             3,424,519        955,421
Net decrease in advances by borrowers
   for taxes and insurance                                             (33,447)       (12,646)
Purchase of treasury stock                                            (448,912)             -
                                                                   -----------    -----------
      Net cash provided by financing activities                      2,942,160        942,775
                                                                   -----------    -----------
      Increase (decrease) in cash and cash  equivalents              2,570,143       (242,494)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            3,487,945      5,065,675
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                      $ 6,058,088    $ 4,823,181
                                                                   ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
      Interest on deposits and
         borrowings                                                $   474,477    $   400,526
      Income taxes                                                      29,600          7,100

See accompanying notes to the consolidated financial statements.

                              SFSB HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of SFSB Holding Company (the "Company") includes its wholly-owned subsidiary, Stanton Federal Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. There were no dilutive effects for the three months ended March 31, 2001 and 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2000, comprehensive income totaled $135,941.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

At March 31, 2001, total assets of $55,599,000 increased $3,083,000 or 5.8% from $52,516,000 at December 31, 2000. The increase in total assets at March 31, 2001 was primarily due to increases in interest-bearing deposits in other banks and mortgage-backed securities held to maturity. Of the $3,425,000 growth in deposits, approximately $2,654,000 is currently being maintained in interest-bearing deposits in other banks while management evaluates other investment opportunities.

At March 31, 2001, mortgage-backed securities held to maturity increased $2,031,000 to $12,626,000 from $10,595,000 at December 31, 2000. Such increases represented $2,513,000 of purchases, offset by maturities and repayments of $481,000.

Total deposits increased from $37,942,000 at December 31, 2000 to $41,367,000 at March 31, 2001 resulting primarily from an increase in certificates of deposit of $3,131,000. The 15.5% increase in certificates of deposit resulted from management pricing such products in response to local market area competition.

Stockholder's equity decreased to $8,567,000 at March 31, 2001 from $9,031,000 at December 31, 2000. The decrease in stockholders' equity was due to the repurchase of 46,500 shares of the Company's stock during the period for a total amount of $449,000, coupled with a dividend payable on May 15, 2001 of $174,000. Offsetting this decrease was net income of $16,000 and an increase in accumulated other comprehensive income of $120,000 that resulted from an increase in unrealized gains on investment and mortgage-backed securities available for sale.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net income decreased $23,000 to $16,000 for the three months ended March 31, 2001 from net income of $39,000 for the same period ended 2000. This decrease was primarily due to the utilization of all remaining tax operating loss carryforwards in 2000.

The Company's net interest income increased $22,000 or 5.8% to $396,000 for the three months ended March 31, 2001 from $374,000 for the same period ended 2000. Interest income increased $124,000 and was comprised principally of increases in interest on mortgage-backed securities and loans receivable of $75,000 and $61,000, respectively. Offsetting these increases was a decrease in interest income on investment securities of $17,000. Interest income fluctuations were driven by increases in both volume and rate during 2001 as compared to 2000. The average balances of mortgage-backed securities and loans receivable increased $4.0 million and $2.7 million, respectively. Growth in these higher yielding products stimulated a 22 basis point increase in the tax equivalent yield on total interest earning assets to 6.97% for the three months ended March 31, 2001 from 6.75% for the same 2000 period.

Interest expense increased $102,000 and consisted of increases in interest on borrowings of $81,000 and deposits of $22,000. The average cost of funds for interest-bearing liabilities increased 49 basis points to $4.87% for the three months ended March 31, 2001 from 4.38% for the same 2000 period. The higher cost of funds primarily resulted from Federal Home Loan Bank borrowings coupled with an increase in rates paid on certificates of deposit products.

Noninterest income increased $10,000 from $37,000 for the three months ended March 31, 2000 to $47,000 for the same period ended 2001. This increase is attributable to nominal increases in numerous other income accounts and was offset somewhat by a decrease in the volume of service charges on deposit accounts.

Noninterest expense increased $33,000 or 8.8% to $403,000 for the three months ended March 31, 2001 from $370,000 for the same period ended 2000. Compensation and employee benefits increased $17,000 as a result of hiring additional employees coupled with normal merit raises. Data processing expense increased by $10,000 due to an increase in the volume of transactions occurring in these periods.

Income tax expense of $20,000 was recognized for the three months ending March 31, 2001 due to the utilization off all operating loss carryforwards in fiscal 2000.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 39.2%, 37.3%, 15.6% and 34.2%, 32.2%, 13.4%, respectively at March 31, 2001.

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

                                                       March 31,    December 31,
                                                         2001            2000
                                                        ------          ------

Loans on nonaccrual basis                               $  505          $  382
Loans past due 90 days or more and still accruing           15               8
                                                        ------          ------
Total nonperforming loans                                  520             390
                                                        ------          ------
Nonperforming loans as a percent of total loans           2.76%           2.05%
                                                        ======          ======
Nonperforming assets as a percent of total assets          .94%           0.74%
                                                        ======          ======
Allowance for loan losses to nonperforming loans         33.46%          43.85%
                                                        ======          ======


At March 31, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 2001, loans decreased $71,000 while nonperforming loans increased $130,000. The allowance for loan losses increased $1,000 during this same period and the percentage of allowance for loan losses to loans outstanding increased slightly from .90% to .92%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 2001 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

     The following exhibits are included in this Report or incorporated herein by reference:

             (a)  List of Exhibits:
                  3(i)     Articles of Incorporation of SFSB Holding Company*
                  3(ii)    Amended Bylaws of SFSB Holding Company
                  10.1     Directors Consultant and Retirement Plan.*
                  10.2     Supplemental Executive Retirement Plan for Barbara J. Mallen.*
                  10.3     Employment Agreement with Barbara J. Mallen*
                  10.4     SFSB Holding Company 1998 Stock Option Plan**
                  10.5     Stanton Federal Savings Bank Restricted Stock Plan**
                  99       Review Report of Independent Accountants

             (b)  Not applicable.

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SFSB Holding Company


Date: May 14, 2001                          By: /s/ Barbara J. Mallen
                                                --------------------------------
                                                Barbara J. Mallen
                                                President and Chief Executive
                                                  Officer/Director


Date: May 14, 2001                          By: /s/ Joseph E. Gallegher
                                                --------------------------------
                                                Joseph E. Gallegher
                                                Senior Vice President/Director