Form 10QSB
period 2001-06-30
SFSB HOLDING CO
filed 2001-08-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

       ------
         X      QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
       ------   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

       ------
                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ------   EXCHANGE ACT

                        For the transition period from           to
                                                       ---------    ---------

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 10, 2001: 573,805

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------

PART I  -  FINANCIAL INFORMATION

       Item 1.       Financial Statements

                     Consolidated Balance Sheet (Unaudited) as of                                           3
                         June 30, 2001 and December 31, 2000

                     Consolidated Statement of Income (Unaudited)
                         for the Six Months ended June 30, 2001 and 2000                                    4

                     Consolidated Statement of Income (Unaudited)
                         for the Three Months ended June 30, 2001 and 2000                                  5

                     Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                  6

                     Consolidated Statement of Cash Flows (Unaudited)
                         for the Six Months ended June 30, 2001 and 2000                                    7

                     Notes to Unaudited Consolidated Financial Statements                                 8 - 10

       Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                                   11 - 15

PART II  -  OTHER INFORMATION

       Item 1.       Legal Proceedings                                                                      16

       Item 2.       Changes in Securities                                                                  16

       Item 3.       Default Upon Senior Securities                                                         16

       Item 4.       Submissions of Matters to a Vote of Security Holders                                   16

       Item 5.       Other Information                                                                      16

       Item 6.       Exhibits and Reports on Form 8 - K                                                  16 - 17

SIGNATURES                                                                                                  18

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30,     December 31,
                                                                    2001            2000
                                                                ------------    ------------
ASSETS
       Cash and due from banks                                  $    562,812    $    541,525
       Interest-bearing deposits in other banks                    4,950,443       2,946,420
                                                                ------------    ------------
       Cash and cash equivalents                                   5,513,255       3,487,945

       Certificates of deposit in other banks                        263,667         295,000
       Investment securities available for sale                    2,523,344       2,954,871
       Investment securities held to maturity (market
         value of $11,036,297 and $8,470,065)                     11,062,847       9,063,535
       Mortgage-backed securities available for sale               4,438,265       5,171,720
       Mortgage-backed securities held to maturity (market
         value of $11,701,827 and $10,252,897)                    11,624,748      10,594,864
       Loans receivable (net of allowance for loan losses
         of $177,009 and $171,009)                                19,160,299      18,887,161
       Accrued interest receivable                                   380,124         417,681
       Premises and equipment                                      1,460,559       1,355,199
       Federal Home Loan Bank stock                                  318,500         256,500
       Other assets                                                   90,350          31,196
                                                                ------------    ------------
             TOTAL ASSETS                                       $ 56,835,958    $ 52,515,672
                                                                ============    ============
LIABILITIES
       Deposits                                                 $ 42,660,714    $ 37,942,034
       FHLB Advances                                               5,000,000       5,000,000
       Advances by borrowers for taxes and insurance                 127,115         116,499
       Accrued interest payable and other liabilities                445,192         426,085
                                                                ------------    ------------
             TOTAL LIABILITIES                                    48,233,021      43,484,618
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES                                              -               -

STOCKHOLDERS' EQUITY
       Preferred stock, no par value; 1,000,000 shares
         authorized; none issued and outstanding                           -               -
       Common stock, par value $.10 per share; 4,000,000
         shares authorized; 726,005 issued                            72,600          72,600
       Additional paid-in capital                                  6,675,612       6,676,810
       Retained earnings - substantially restricted                3,464,068       3,506,353
       Accumulated other comprehensive income                        370,461         293,328
       Unallocated shares held by Employee Stock
         Ownership Plan (ESOP)                                      (377,520)       (406,560)
       Unallocated shares held by Restricted Stock Plan (RSP)       (181,313)       (201,431)
       Treasury stock (152,200 and 100,200 shares at cost)        (1,420,971)       (910,046)
                                                                ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                            8,602,937       9,031,054
                                                                ------------    ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 56,835,958    $ 52,515,672
                                                                ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME


                                                   Three Months Ended June 30,
                                                        2001       2000
                                                      --------   --------

INTEREST INCOME
       Loans receivable                               $375,290   $323,521
       Interest-bearing deposits in other banks         77,211     65,460
       Investment securities
             Taxable                                   156,306    194,048
             Exempt from federal income tax              7,726     12,361
       Mortgage-backed securities                      280,346    225,312
                                                      --------   --------
             Total interest income                     896,879    820,702
                                                      --------   --------
INTEREST EXPENSE
       Deposits                                        438,363    411,463
       FHLB Advance                                     81,763          -
                                                      --------   --------
             Total interest expense                    520,126    411,463

NET INTEREST INCOME                                    376,753    409,239

       Provision for loan losses                         3,000      4,500
                                                      --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    373,753    404,739
                                                      --------   --------
NONINTEREST INCOME
       Service fees on deposit accounts                 33,467     30,090
       Investment securities gains, net                138,060          -
       Other                                            14,198      8,602
                                                      --------   --------
             Total noninterest income                  185,725     38,692
                                                      --------   --------
NONINTEREST EXPENSE
       Compensation and employee benefits              222,550    194,955
       Occupancy and equipment                          52,740     48,745
       Data processing                                  59,190     63,787
       Professional services                            22,467     22,561
       Other                                            64,394     51,683
                                                      --------   --------
             Total noninterest expense                 421,341    381,731
                                                      --------   --------
       Income before income taxes                      138,137     61,700
       Income tax expense                               35,000          -
                                                      --------   --------
NET INCOME                                             103,137     61,700
                                                      ========   ========
EARNINGS PER SHARE:
             Basic                                    $   0.20   $   0.11
             Diluted                                      0.20       0.11


See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                       Six Months Ended June 30,
                                                            2001         2000
                                                      ----------   ----------
INTEREST INCOME
       Loans receivable                               $  740,779   $  628,038
       Interest-bearing deposits in other banks          147,523      131,012
       Investment securities
             Taxable                                     335,288      385,860
             Exempt from federal income tax               15,707       24,093
       Mortgage-backed securities                        556,136      425,982
                                                      ----------   ----------
             Total interest income                     1,795,433    1,594,985
                                                      ----------   ----------
INTEREST EXPENSE
       Deposits                                          860,090      811,607
       FHLB Advance                                      162,627            -
                                                      ----------   ----------
             Total interest expense                    1,022,717      811,607

NET INTEREST INCOME                                      772,716      783,378

       Provision for loan losses                           6,000        6,500
                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      766,716      776,878
                                                      ----------   ----------
NONINTEREST INCOME
       Service fees on deposit accounts                   59,851       59,591
       Investment securities gains, net                  138,060            -
       Other                                              34,629       16,259
                                                      ----------   ----------
             Total noninterest income                    232,540       75,850
                                                      ----------   ----------
NONINTEREST EXPENSE
       Compensation and employee benefits                438,750      393,894
       Occupancy and equipment                           103,759       99,635
       Data processing                                   116,705      110,810
       Professional services                              47,100       47,757
       Other                                             118,248      100,194
                                                      ----------   ----------
             Total noninterest expense                   824,562      752,290
                                                      ----------   ----------
       Income before income taxes                        174,694      100,438
       Income tax expense                                 55,300            -
                                                      ----------   ----------
NET INCOME                                               119,394      100,438
                                                      ==========   ==========
EARNINGS PER SHARE:
             Basic                                    $     0.22   $     0.18
             Diluted                                        0.22         0.18

See accompanying notes to the unaudited consolidated financial statements.

                                     SFSB HOLDING COMPANY
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Accumulated
                                                                 Other     Unallocated Unallocated               Total
                                         Additional              Compre-     Shares     Shares                   Stock-     Compre-
                               Common     Paid-in    Retained    hensive     Held by    Held by     Treasury     holders'   hensive
                               Stock      Capital    Earnings    Income       ESOP       RSP        Stock        Equity     Income
                              -------   ----------  ----------   --------   ---------  ---------  -----------  ----------  --------
Balance, December 31, 2000    $72,600   $6,676,810  $3,506,353   $293,328   $(406,560) $(201,431) $  (910,046) $9,031,054

Net income                                             119,394                                                    119,394  $119,394
Other comprehensive income:
  Unrealized gain on
    available for
    sale securities,
    net of taxes
    of $39,735                                                     77,133                                          77,133    77,133
                                                                                                                           --------
Comprehensive income                                                                                                       $196,527
                                                                                                                           ========
RSP shares released                                                                       20,118                   20,118
ESOP shares released                        (1,198)                            29,040                              27,842
Cash dividends
  ($.30 per share)                                    (161,679)                                                  (161,679)
Purchase treasury stock                                                                              (510,925)   (510,925)
                              -------   ----------  ----------   --------   ---------  ---------  -----------  ----------
Balance, June 30, 2001        $72,600   $6,675,612  $3,464,068   $370,461   $(377,520) $(181,313) $(1,420,971) $8,602,937
                              =======   ==========  ==========   ========   =========  =========  ===========  ==========

Components of comprehensive income:
Change in net unrealized gain on
    investment securities held for sale                                                           $   168,253
Realized gains included in net income,
    net of taxes of $49,940                                                                           (91,120)
                                                                                                  -----------
Total                                                                                             $    77,133
                                                                                                  ===========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Six Months Ended June 30,
                                                                       2001           2000
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $   119,394    $   100,438
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
       Provision for loan losses                                         6,000          6,500
       Depreciation and amortization                                    97,610         87,820
       Investment securities gains, net                               (138,060)             -
       Decrease in accrued interest receivable                          37,557          4,189
       Other, net                                                      (81,041)        34,159
                                                                   -----------    -----------
       Net cash provided by operating activities                        41,460        233,106
                                                                   -----------    -----------
INVESTING ACTIVITIES
Decrease in certificates of deposits                                    31,333        563,366
Investment securities available for sale:
       Purchases                                                       (42,509)       (43,761)
       Maturities and repayments                                       500,000         21,663
       Proceeds from sales                                             140,000              -
Investment securities held to maturity:
       Purchases                                                    (5,000,000)             -
       Maturities and repayments                                     3,000,688        527,966
Mortgage-backed securities available for sale:
       Maturities and repayments                                       822,418        319,944
Mortgage-backed securities held to
   maturity:
       Purchases                                                    (2,512,813)    (2,007,695)
       Maturities and repayments                                     1,484,189        730,443
Net increase in loans receivable                                      (279,138)    (1,718,619)
Purchase of Federal Home Loan Bank stock                               (62,000)       (10,900)
Purchase of premises and equipment                                    (155,010)        (5,569)
                                                                   -----------    -----------
       Net cash used for investing activities                       (2,072,842)    (1,623,162)
                                                                   -----------    -----------
FINANCING ACTIVITIES
Net increase in deposits                                             4,718,680        445,224
Net increase in advances by borrowers
   for taxes and insurance                                              10,616         33,696
Purchase of treasury stock                                            (510,925)      (170,456)
Cash dividends paid                                                   (161,679)       (91,877)
                                                                   -----------    -----------
       Net cash provided by financing activities                     4,056,692        216,587
                                                                   -----------    -----------
       Increase (decrease) in cash and cash  equivalents             2,025,310     (1,173,469)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            3,487,945      5,065,675
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS
                AT END OF PERIOD                                   $ 5,513,255    $ 3,892,206
                                                                   ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
       Interest on deposits and
          borrowings                                               $   950,540    $   806,562
       Income taxes                                                    222,800         29,600

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

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

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                    Six Months  Three Months
                                                      Ended        Ended
                                                     June 30,     June 30,
                                                      2001         2001
                                                    ---------   ----------

Weighted-average common shares                       726,005      726,005
  outstanding

Average treasury stock shares                       (131,965)    (147,975)

Average unearned ESOP and RSP shares                 (57,567)     (56,678)
                                                    ---------   ----------
Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share                 536,473      521,352

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                              86        1,075

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                           2,343        6,337
                                                    ---------   ----------
Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share            538,902      528,764
                                                    =========   ==========


There were no dilutive effects for the six or three-month periods ended June 30, 2001 and 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six-months ended June 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six-months ended June 30, 2000, comprehensive income totaled $27,328. For the three-months ended June 30, 2001 and 2000, comprehensive income totaled $60,586 and $27,713, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of

Statement No. 141 is not expected to have a material affect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material affect on the Company's financial position or results of operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

At June 30, 2001, consolidated total assets totaled $56,836,000, an increase of $4,320,000 or 8.2% from $52,516,000 at December 31, 2000. Deposits increased $4,719,000 or 12.4% during the first half of 2001 and provided funds which increased liquidity as cash and cash equivalents rose $2,025,000 or 58.1%.

Total investment and mortgage-backed securities available for sale and held to maturity of $29,649,000 at June 30, 2001 increased slightly from $27,785,000 at December 31, 2000 as the funding from deposit growth coupled with proceeds from maturities and principal repayments were primarily invested in U.S. Government agency obligations. During the second quarter of 2001, approximately $5.0 million of such purchases with maturities between 10 and 15 years occurred. In the first quarter of 2001, management focused on supplementing loan demand primarily by lengthening the maturities of the investment portfolio by purchasing approximately $2.5 million of higher yielding mortgage-backed securities.

The increase in deposits to $42,661,000 at June 30, 2001 from $37,942,000 at December 31, 2000, resulted primarily from an increase in certificates of deposit of $3,649,000 or 18.1%. Of the total deposit growth, $1,294,000 occurred during the second quarter of 2001. Management attributes the increase in certificates of deposits to be the result of pricing such products competitively in response to the local market area. In addition, the Company began offering a statement savings account product during the second quarter of 2001. At this time there has been minimal impact in comparison to the overall deposit growth.

Stockholder's equity decreased to $8,603,000 at June 30, 2001 from $9,031,000 at December 31, 2000. The decrease in stockholders' equity was due to the repurchase of 52,000 shares of the Company's stock during the period for a total amount of $511,000, coupled with a cash dividend of $162,000. Offsetting this decrease was net income of $119,000 and an increase in accumulated other comprehensive income of $77,000 that resulted from an increase in unrealized gains on investment and mortgage-backed securities available for sale.

COMPARISON OF THE RESULTS OF OPERATIONS  FOR THE SIX AND THREE
MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net income for the six-months ended June 30, 2001 of $119,000 increased from $100,000 for the same period ended 2000. Basic and diluted earnings per share rose slightly to $.22 per share for 2001 from $.18 per share in 2000. Net income for the three-months ended June 30, 2001 of $103,000 increased from $62,000 for the same period ended 2000, while basic and diluted earnings per share rose to $.20 per share in 2001 from $.11 per share in

2000. For the current six and three-month periods, net income increased as a result of investment securities gains of $138,000 that was offset by a slight decline in net interest income and an increase in tax expense from the utilization of all remaining tax operating loss carryforwards in 2000.

Net interest income for the six months ended June 30, 2001 was $773,000, compared to $783,000 for the same period ended 2000. Interest income for the first half of 2001 was rose $200,000 and was influenced mainly by increases in interest earned on mortgage-backed securities and loans receivable of $131,000 and $113,000, respectively, while offset by decreases in interest earned on investment securities of $59,000. Interest income fluctuations were driven by increases in both volume and rate during 2001 as compared to 2000. The average balances of mortgage-backed securities and loans receivable increased $4.0 million and $1.1 million, respectively. Growth in these higher yielding products stimulated a 12 basis point increase in the tax equivalent yield on total interest earning assets to 6.82% for the six-months ended June 30, 2001 from 6.70% for the same 2000 period.

Interest expense increased $211,000 or 26.0% to $1,023,000 during the first half of 2001, as compared to the same period in 2000. The increase in the rates related to the cost of funds accounted for $41,000 as the cost of these funds rose to 4.84% for the six-months ended June 30, 2001 from 4.39% for the same 2000 period. The higher cost of funds primarily resulted from $5.0 million in Federal Home Loan Bank borrowings coupled with an increase in rates paid on certificates of deposit products. The remainder of the increase resulted from the increase in the volume of average interest-bearing liabilities, which rose $5.3 million to $42.3 million due largely to the increase in time certificates of deposit as deposits were attracted during 2001 through a competitive pricing strategy employed by the Company.

Net interest income decreased $32,000 or 7.9% for the three-months ended June 30, 2001 as compared to the same 2000 period. The fluctuations in interest income were the result of increases in interest-earning assets of $5.4 million, in general, and mortgage-backed securities, in specific, for those reasons enumerated above. Interest expense for the three months ended June 30, 2001 increased $109,000 to $520,000 as compared to the same 2000 period. For reasons previously discussed, the average balance of certificates of deposit increased $1.1 million while the cost of funds for this product rose 21 basis points during this same time period. Furthermore, the higher cost of Federal Home Loan Bank borrowings contributed to the overall cost of funds increasing to 4.83% for the three months ended June 30, 2001 from 4.42% for the same 2000 period.

Noninterest income increased $157,000 and $147,000 for the six and three-months ended June 30, 2001, respectively, as compared to the same period ended 2000. This increase was primarily attributable to investment securities gains of $138,060 recognized in the second quarter of 2001 from the sale of Federal Home Loan Mortgage Corporation stock. In addition, there were nominal increases in numerous other income accounts.

Total noninterest expenses increased $72,000 and $40,000 for the six and three-months ended June 30, 2001, respectively, as compared to the same period ended 2000. Compensation and employee benefits increased $45,000 and $28,000, respectively, primarily as a result of hiring additional employees coupled with normal merit raises. Additionally, other expenses increased $18,000 and $13,000 for the six and three-months ended June 30, 2001, as compared to the same periods ended 2000. Such increases primarily consisted of the use of temporary staffing services, increased mailings detailing new regulatory legislation, as well as smaller dollar increases in numerous other expense accounts that result from increased transaction activity from operating a larger organization.

Income tax expense of $55,000 and $35,000 was recognized for the six and three-months ending June 30, 2001 due to the utilization of all operating loss carryforwards in fiscal 2000.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 37.6%, 35.9%, 14.6% and 33.6%, 31.9%, 12.9%, respectively at June 30, 2001.

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
                                                   June 30,  December 31,
                                                    2001        2000
                                                  ---------   ---------
                                                  (Dollars in thousands)

Loans on nonaccrual basis                         $     519   $    382
Loans past due 90 days or more and still accruing         7          8
                                                    -------    -------

Total nonperforming loans                               526        390
                                                    -------    -------

Nonperforming loans as a percent of total loans        2.75%      2.05%
                                                    =======    =======

Nonperforming assets as a percent of total assets       .93%      0.74%
                                                    =======    =======

Allowance for loan losses to nonperforming loans      33.65%     43.85%
                                                    =======    =======

At June 30, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Of the non-performing loan total, $279,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of two commercial loans to a single borrower, secured by real estate. As part of management's ongoing assessment of the loan portfolio, $56,000 of the allowance for loan losses at June 30, 2001, has been allocated for these loans. During the first half of 2001, the borrower made payments on these loans totaling $5,000, all of which was recorded as interest income. Management believes the underlying collateral, supporting these loans, adequately secures the Company.

During the six month period ended June 30, 2001, loans increased $279,000 while nonperforming loans increased $136,000. The allowance for loan losses increased $6,000 during this same period and the percentage of allowance for loan losses to loans outstanding increased slightly from .90% to .92%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

                            SFSB HOLDING COMPANY
                         PART II - OTHER INFORMATION


   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

   ITEM  3.  Defaults upon Senior Securities

             None

   ITEM  4.  Submission of Matters to a Vote of Security Holders

         The following represents the results of matters submitted to a vote of the sharesholders at the annual meeting held on April 17, 2001:

         Election of a Director for term to expire in 2005:
         Barbara J. Mallen  was elected  by the following vote::

         For:                  436,567
         Votes Withheld:        62,700


         S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 2001 by the following vote:

         For:                  451,067
         Against:               20,750
         Votes Abstaining:      27,450

ITEM  5.  Other Information

             None

ITEM  6.  Exhibits and Reports on Form 8-K

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


                                    SFSB Holding Company


Date: August 13, 2001               By: /s/Barbara J. Mallen
                                        ----------------------------------------
                                        Barbara J. Mallen
                                        President and Chief
                                        Executive Officer/Director


Date: August 13, 2001               By: /s/Joseph E. Gallagher
                                        ----------------------------------------
                                        Joseph E. Gallagher
                                        Senior Vice President/Director