Form 10QSB
period 2001-09-30
SFSB HOLDING CO
filed 2001-11-14
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

      For the quarterly period ended September 30, 2001

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


                   For the transition period from           to
                                                  ---------    ---------

                         Commission File Number 0-23765
                                                -------

                              SFSB HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23 - 2934332
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation             (IRS Employer
 or organization)                                       Identification No.)

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 9, 2001: 555,435

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                 ---------------------
PART I  -  FINANCIAL INFORMATION

        Item 1.       Financial Statements

                      Consolidated Balance Sheet (Unaudited) as of                                         3
                          September 30, 2001 and December 31, 2000

                      Consolidated Statement of Income (Unaudited)
                          for the Nine Months ended September 30, 2001 and 2000                            4

                      Consolidated Statement of Income (Unaudited)
                          for the Three Months ended September 30, 2001 and 2000                           5

                      Consolidated Statement of Changes in Stockholders' Equity (Unaudited                 6

                      Consolidated Statement of Cash Flows (Unaudited)
                          for the Nine Months ended September 30, 2001 and 2000                            7

                      Notes to Unaudited Consolidated Financial Statements                              8 - 10

        Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                  11 - 15

PART II  -  OTHER INFORMATION

        Item 1.       Legal Proceedings                                                                   16

        Item 2.       Changes in Securities                                                               16

        Item 3.       Default Upon Senior Securities                                                      16

        Item 4.       Submissions of Matters to a Vote of Security Holders                                16

        Item 5.       Other Information                                                                   16

        Item 6.       Exhibits and Reports on Form 8 - K                                                  16

SIGNATURES                                                                                                17


                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 ------------    ------------
ASSETS
        Cash and due from banks                                  $    554,164    $    541,525
        Interest-bearing deposits in other banks                    6,554,072       2,946,420
                                                                 ------------    ------------
        Cash and cash equivalents                                   7,108,236       3,487,945

        Certificates of deposit in other banks                        366,334         295,000
        Investment securities available for sale                    4,416,721       2,954,871
        Investment securities held to maturity (market
          value of $6,676,698 and $8,470,065)                       6,563,095       9,063,535
        Mortgage-backed securities available for sale               3,812,936       5,171,720
        Mortgage-backed securities held to maturity (market
          value of $12,138,889 and $10,252,897)                    11,812,209      10,594,864
        Loans receivable (net of allowance for loan losses
          of $180,009 and $171,009)                                20,908,504      18,887,161
        Accrued interest receivable                                   402,964         417,681
        Premises and equipment                                      1,450,055       1,355,199
        Federal Home Loan Bank stock                                  318,500         256,500
        Other assets                                                  171,113          31,196
                                                                 ------------    ------------
              TOTAL ASSETS                                       $ 57,330,667    $ 52,515,672
                                                                 ============    ============
LIABILITIES
        Deposits                                                 $ 43,463,299    $ 37,942,034
        FHLB Advances                                               5,000,000       5,000,000
        Advances by borrowers for taxes and insurance                  35,412         116,499
        Accrued interest payable and other liabilities                436,328         426,085
                                                                 ------------    ------------
              TOTAL LIABILITIES                                    48,935,039      43,484,618
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES                                               -               -

STOCKHOLDERS' EQUITY
        Preferred stock, no par value; 1,000,000 shares
          authorized; none issued and outstanding                           -               -
        Common stock, par value $.10 per share; 4,000,000
          shares authorized; 726,005 issued                            72,600          72,600
        Additional paid-in capital                                  6,677,292       6,676,810
        Retained earnings - substantially restricted                3,513,125       3,506,353
        Accumulated other comprehensive income                        287,292         293,328
        Unallocated shares held by Employee Stock
          Ownership Plan (ESOP)                                      (363,000)       (406,560)
        Unallocated shares held by Restricted Stock Plan (RSP)       (171,254)       (201,431)
        Treasury stock (170,570 and 100,200 shares at cost)        (1,620,427)       (910,046)
                                                                 ------------    ------------
              TOTAL STOCKHOLDERS' EQUITY                            8,395,628       9,031,054
                                                                 ------------    ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 57,330,667    $ 52,515,672
                                                                 ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

                                                    Nine Months Ended September 30,
                                                         2001         2000
                                                      ----------   ----------
INTEREST INCOME
        Loans receivable                              $1,120,616   $  979,138
        Interest-bearing deposits in other banks         196,715      187,289
        Investment securities
              Taxable                                    556,965      581,654
              Exempt from federal income tax              22,898       34,574
        Mortgage-backed securities                       801,513      641,404
                                                      ----------   ----------
              Total interest income                    2,698,707    2,424,059
                                                      ----------   ----------
INTEREST EXPENSE
        Deposits                                       1,300,583    1,231,383
        FHLB Advance                                     245,289            -
                                                      ----------   ----------
              Total interest expense                   1,545,872    1,231,383

NET INTEREST INCOME                                    1,152,835    1,192,676

        Provision for loan losses                          9,000       11,000
                                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,143,835    1,181,676
                                                      ----------   ----------
NONINTEREST INCOME
        Service fees on deposit accounts                  89,499       91,433
        Investment securities gains, net                 199,638            -
        Other                                             46,058       21,427
                                                      ----------   ----------
              Total noninterest income                   335,195      112,860
                                                      ----------   ----------
NONINTEREST EXPENSE
        Compensation and employee benefits               651,202      605,463
        Occupancy and equipment                          157,668      152,541
        Data processing                                  174,375      166,264
        Professional services                             69,998       59,341
        Other                                            179,483      150,077
                                                      ----------   ----------
              Total noninterest expense                1,232,726    1,133,686
                                                      ----------   ----------
        Income before income taxes                       246,304      160,850
        Income tax expense                                77,853        4,490
                                                      ----------   ----------
NET INCOME                                               168,451      156,360
                                                      ==========   ==========
EARNINGS PER SHARE:
              Basic                                   $     0.32   $     0.28
              Diluted                                       0.31         0.28

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME


                                                Three Months Ended September 30,
                                                        2001       2000
                                                      --------   --------
INTEREST INCOME
        Loans receivable                              $379,837   $351,100
        Interest-bearing deposits in other banks        49,192     56,277
        Investment securities
              Taxable                                  221,677    195,794
              Exempt from federal income tax             7,191     10,481
        Mortgage-backed securities                     245,377    215,422
                                                      --------   --------
              Total interest income                    903,274    829,074
                                                      --------   --------
INTEREST EXPENSE
        Deposits                                       440,493    419,776
        FHLB Advance                                    82,662       --
                                                      --------   --------
              Total interest expense                   523,155    419,776

NET INTEREST INCOME                                    380,119    409,298

        Provision for loan losses                        3,000      4,500
                                                      --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    377,119    404,798
                                                      --------   --------
NONINTEREST INCOME
        Service fees on deposit accounts                29,648     31,842
        Investment securities gains, net                61,578       --
        Other                                           11,429      5,168
                                                      --------   --------
              Total noninterest income                 102,655     37,010
                                                      --------   --------
NONINTEREST EXPENSE
        Compensation and employee benefits             212,452    211,569
        Occupancy and equipment                         53,909     52,906
        Data processing                                 57,670     55,454
        Professional services                           22,898     11,584
        Other                                           61,235     49,883
                                                      --------   --------
              Total noninterest expense                408,164    381,396
                                                      --------   --------
        Income before income taxes                      71,610     60,412
        Income tax expense                              22,553      4,490
                                                      --------   --------
NET INCOME                                              49,057     55,922
                                                      ========   ========
EARNINGS PER SHARE:
              Basic                                   $   0.10   $   0.10
              Diluted                                     0.09       0.10

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Accumulated
                                                                 Other     Unallocated Unallocated                 Total
                                   Additional                    Compre-      Shares      Shares                   Stock-  Compre-
                        Common       Paid-in       Retained      hensive     Held by      Held by      Treasury   holders' hensive
                        Stock        Capital       Earnings       Income       ESOP        RSP         Stock       Equity  Income
                        ------      ---------     ---------      --------   ---------   ---------   -----------  --------- -------
Balance,
  December 31, 2000    $72,600     $6,676,810    $3,506,353     $293,328   $(406,560)  $(201,431) $  (910,046) $9,031,054

Net income                                          168,451                                                       168,451  $168,451
Other comprehensive
income:
  Unrealized loss
    on available for
    sale securities,
    net of tax benefit
    of $3,109                                                     (6,036)                                          (6,036)   (6,036)
                                                                                                                           --------
Comprehensive income                                                                                                       $162,415
                                                                                                                           =========
RSP shares released                                                                       30,177                   30,177
ESOP shares released                      482                                 43,560                               44,042
Cash dividends
  ($.30 per share)                                 (161,679)                                                     (161,679)
Purchase treasury stock                                                                              (710,381)   (710,381)
                       -------     ----------    ----------     --------   ---------   ---------  -----------  ----------
Balance,
  September 30, 2001   $72,600     $6,677,292    $3,513,125     $287,292   $(363,000)  $(171,254) $(1,620,427) $8,395,628
                       =======     ==========    ==========     ========   =========   =========  ===========  ==========


Components of comprehensive income:
Change in net unrealized gain on
    investment securities held for sale                                                           $   125,725
Realized gains included in net income,
    net of taxes of $67,877                                                                          (131,761)
                                                                                                  -----------
Total                                                                                             $    (6,036)
                                                                                                  ===========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Nine Months Ended September 30,
                                                                       2001           2000
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $   168,451    $   156,360
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
        Provision for loan losses                                        9,000         11,000
        Depreciation and amortization                                  148,694        132,974
        Investment securities gains, net                              (199,638)             -
        Decrease in accrued interest receivable                         14,717         73,596
        Other, net                                                    (136,757)       279,693
                                                                   -----------    -----------
        Net cash provided by operating activities                        4,467        653,623
                                                                   -----------    -----------
INVESTING ACTIVITIES
Decrease (increase) in certificates of deposits                        (71,334)       759,306
Investment securities available for sale:
        Purchases                                                   (2,047,187)       (43,761)
        Maturities and repayments                                      500,000         21,663
        Proceeds from sales                                            202,548              -
Investment securities held to maturity:
        Purchases                                                   (5,000,000)             -
        Maturities and repayments                                    7,500,440        527,966
Mortgage-backed securities available for sale:
        Maturities and repayments                                    1,444,454        319,944
Mortgage-backed securities held to
   maturity:
        Purchases                                                   (3,502,912)    (2,007,695)
        Maturities and repayments                                    2,283,371        730,443
Net increase in loans receivable                                    (2,030,343)    (2,538,293)
Purchase of Federal Home Loan Bank stock                               (62,000)       (10,900)
Purchase of premises and equipment                                    (169,331)        (8,677)
                                                                   -----------    -----------
        Net cash used for investing activities                        (952,294)    (2,250,004)
                                                                   -----------    -----------
FINANCING ACTIVITIES
Net increase in deposits                                             5,521,265        302,009
Net decrease in advances by borrowers
   for taxes and insurance                                             (81,087)       (62,070)
Purchase of treasury stock                                            (710,381)      (170,456)
Cash dividends paid                                                   (161,679)       (91,877)
                                                                   -----------    -----------
        Net cash provided by financing activities                    4,568,118        (22,394)
                                                                   -----------    -----------
        Increase (decrease) in cash and cash  equivalents            3,620,291     (1,618,775)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            3,487,945      5,065,675
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS
                 AT END OF PERIOD                                  $ 7,108,236    $ 3,446,900
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
        Interest on deposits and
           borrowings                                              $ 1,565,398    $ 1,228,037
        Income taxes                                                   238,800         30,903

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

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

                                           Nine Months        Three Months
                                              Ended              Ended
                                          September 30,      September 30,
                                              2001               2001
                                            --------           --------

Weighted-average common shares               726,005            726,005
  outstanding

Average treasury stock shares               (139,878)          (155,446)

Average unearned ESOP and RSP shares         (56,287)           (54,521)
                                            --------           --------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share         529,840            516,038

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                     637              1,737

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                   4,760              9,595
                                            --------           --------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share    535,237            527,370
                                            ========           ========


The weighted number of shares outstanding for the nine and three month periods ended September 30, 2000 were 564,779 and 551,211, respectively. There were no dilutive effects for either the nine or three-month periods ended September, 2001 and 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine-months ended September 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine-and three months ended September 30, 2000, comprehensive income totaled $186,484 and $220,856, respectively. For the three-months ended September 30, 2001, there was a comprehensive loss of $34,112.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

At September 30, 2001, consolidated assets totaled $57,331,000, an increase of $4,815,000 or 9.2% from $52,516,000 at December 31, 2000. Additionally, at
September 30, 2001, liabilities totaled $48,935,000, as increase of $5,450,000, or 12.5%, from $43,485,000 at December 31, 2000. Of such increase, deposits increased $5,521,000 and provided funds to originate loans of $2,021,000, as well as increased liquidity as cash and cash equivalents rose $3,620,000.

Total investment and mortgage-backed securities available for sale and held to maturity of $26,605,000 at September 30, 2001 decreased slightly from $27,785,000 at December 31, 2000 as the funding from deposit growth coupled with proceeds from maturities and principal repayments were primarily invested in U.S. Government agency obligations. During 2001, approximately $5.0 million of such purchases with maturities between 10 and 15 years occurred. Management also has focused on supplementing loan demand by lengthening the maturities of the investment portfolio through purchasing approximately $3.5 million of higher yielding mortgage-backed securities.

Net loans receivable at September 30, 2001 increased 10.7% to $20,909,000 from $18,887,000 at December 31, 2000. Increases in home equity and real estate mortgages of $1,103,000 and $757,000, respectively, were the result of management's pursuit and development of quality loan growth during continued economic prosperity within the Company's market area. As of September 30, 2001, the Company has additional commitments of $1.4 million to fund loan growth.

The increase in deposits to $43,463,000 at September 30, 2001 from $37,942,000 at December 31, 2000, which resulted primarily from an increase in certificates of deposit and savings accounts of $3,873,000 or 19.2% and $1,436,000 or 13.2%, respectively. Of the total deposit growth, $2,097,000 occurred during the third quarter of 2001. Management attributes the increase in certificates of deposits to be the result of pricing such products competitively in response to the local market area. In addition, the Company began offering a statement savings account product during the second quarter of 2001. At September 30, 2001, there has been minimal impact in comparison to the overall deposit growth.

Stockholder's equity decreased to $8,396,000 at September 30, 2001 from $9,031,000 at December 31, 2000. The decrease in stockholders' equity was due to the repurchase of 70,370 shares of the Company's stock during the period for a total amount of $710,000, coupled with a cash dividend of $162,000. Offsetting this decrease was net income of $168,000 and the amortization of ESOP and RSP shares totaling $74,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net income for the nine-months ended September 30, 2001 of $168,000 increased from $156,000 for the same period ended 2000. Basic and diluted earnings per share rose slightly to $.32 and $.31 per share, respectively for 2001 from $.28 per share in 2000. Net income for the three-months ended September 30, 2001 of $49,000 decreased from $56,000 for the same period ended 2000, while basic and diluted earnings per share rose to $.10 and $.09 per share, respectively, in 2001 from $.10 per share in 2000.

Net interest income for the nine months ended September 30, 2001 was $1,153,000, compared to $1,193,000 for the same period ended 2000. Interest income rose $275,000 and was influenced mainly by increases in interest earned on mortgage-backed securities and loans receivable of $160,000 and $141,000, respectively, while offset by decreases in interest earned on investment securities of $36,000. Interest income fluctuations were driven by increases in both volume and rate during 2001 as compared to 2000. The average balances of mortgage-backed securities and loans receivable increased $3.4 million and $4.5 million, respectively. Growth in these higher yielding products helped offset a 20 basis point decrease in the tax equivalent yield on total interest earning assets to 6.76% for the nine-months ended September 30, 2001 from 6.96% for the same 2000 period.

Interest expense increased $314,000 or 25.5% to $1,546,000 for 2001, as compared to $1,231,000 for 2000. The cost of funds rose to 4.79% for the nine-months ended September 30, 2001 from 4.45% for the same 2000 period. The higher cost of funds primarily resulted from $5.0 million in Federal Home Loan Bank borrowings coupled with an increase in rates paid on certificates of deposit products. The remainder of the increase resulted from the increase in the volume of average interest-bearing liabilities, which rose $6.1 million to $43.0 million due largely to the increase in time certificates of deposit as deposits were attracted during 2001 through a competitive pricing strategy employed by the Company.

Net interest income decreased $30,000 or 7.1% for the three-months ended September 30, 2001 as compared to the same 2000 period. The fluctuations in interest income were the result of increases in interest-earning assets of $8.2 million, in general, and mortgage-backed securities, in specific. Interest expense for the three months ended September 30, 2001 increased $109,000 to $523,000 as compared to the same 2000 period. The average balance of certificates of deposit increased $1.4 million which more than offset the 12 basis point decrease in the cost of funds for this product to 5.53%. Additionally, the higher cost of Federal Home Loan Bank borrowings contributed to the overall cost of funds increasing to 4.74% for the three months ended September 30, 2001 from 4.48% for the same 2000 period.

Noninterest income increased $222,000 and $66,000 for the nine and three-months ended September 30, 2001, respectively, as compared to the same period ended 2000. This increase was primarily attributable to investment securities gains recognized in 2001 from the sale of Federal Home Loan Mortgage Corporation stock. In addition, there were nominal increases in numerous other income accounts.

Total noninterest expenses increased $99,000 and $27,000 for the nine and three-months ended September 30, 2001, respectively, as compared to the same period ended 2000. Compensation and employee benefits increased as a result of hiring additional employees coupled with normal merit raises. There were increases in professional fees during the quarter as a result of increased legal expenses. Additionally, other expenses increased primarily due to the use of temporary staffing services, increased mailings detailing new regulatory legislation, as well as smaller dollar increases in numerous other expense accounts that result from increased transaction activity from operating a larger organization.

Income tax expense of $73,000 and $18,000 was recognized for the nine and three-months ending September 30, 2001 due to the utilization of all operating loss carryforwards in fiscal 2000.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 35.4%, 34.0%, 14.3% and 32.4%, 30.9%, 12.9%, respectively at September 30, 2001.

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

                                                     September 30,  December 31,
                                                        2001              2000
                                                        ----              ----
                                                        (Dollars in thousands)

Loans on nonaccrual basis                          $     412          $    382
Loans past due 90 days or more and still accruing        100                 8
                                                       -----             -----
Total nonperforming loans                                512               390
                                                       -----             -----

Nonperforming loans as a percent of total loans         2.43%             2.05%
                                                       =====             =====

Nonperforming assets as a percent of total assets        .89%             0.74%
                                                       =====             =====

Allowance for loan losses to nonperforming loans       35.16%            43.85%
                                                       =====             =====


At September 30, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

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

During the nine month period ended September 30, 2001, loans increased $2,030,000 while nonperforming loans increased $122,000. The allowance for loan losses increased $9,000 during this same period and the percentage of allowance for loan losses to loans outstanding decreased slightly from .90% to .85%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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


                                    SFSB Holding Company


Date: November 14, 2001             By: /s/Barbara J. Mallen
                                        ----------------------------------------
                                        Barbara J. Mallen
                                        President and Chief
                                        Executive Officer


Date: November 14, 2001             By: /s/Joseph E. Gallagher
                                        ----------------------------------------
                                        Joseph E. Gallagher
                                        Senior Vice President