Form 10KSB
period 2001-12-31
SFSB HOLDING CO
filed 2002-03-28
CIK 1049890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001
                                           -----------------

                                     - OR -

|_|  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    --------
Commission file number: 0-23765
                       ---------

                              SFSB Holding Company
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Pennsylvania                                          23-2934332
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

900 Saxonburg Boulevard, Pittsburgh, Pennsylvania                   15223
-------------------------------------------------                 ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:              (412) 487-4200
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                     ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                               -
NO__.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Registrant's revenues for the year ended December 31, 2001 were $4,100,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of such stock as of March 1, 2002, was approximately $4.9 million.

         As of March 1, 2002, the registrant had 499,535 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

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

Lending Activities

         The following table sets forth information concerning the types of loans held by the Registrant.


                                              At December 31,
                               ----------------------------------------
                                      2001                  2000
                               -------------------     ----------------
                               Amount      Percent     Amount   Percent
                               ------      -------     ------   -------
                                         (Dollars in thousands)
Type of Loans:
Real Estate Loans:
  One- to -four family ...     $ 12,222    57.47%   $ 11,320     59.40%
  Home equity.............        6,855     32.23      5,585      29.30
  Commercial..............        1,451      6.82      1,612       8.46
Consumer Loans............          740      3.48        541       2.84
                               --------   -------   --------    -------
      Total...............     $ 21,268   100.00%   $ 19,058    100.00%
                               ========   =======   ========    =======


         The following table sets forth the estimated maturity of the Registrant's loan portfolio at December 31, 2001. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $3.8 million at December 31, 2001. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                    Due      Due after
                                   within    1 through    Due after
                                   1 year     5 years      5 years      Total
                                   ------    ---------    ---------    -------
                                                (In thousands)

One- to -four family ......       $  388    $    354      $11,480      $12,222
Home equity................           60       1,539        5,256        6,855
Commercial.................          134           6        1,311        1,451
Consumer...................          347         364           29          740
                                   ------    -------      -------      -------
Total......................       $  929     $ 2,263      $18,076      $21,268
                                   ======    =======      =======      =======

         The following table sets forth as of December 31, 2001 the dollar amount of all loans due after December 31, 2002, based upon fixed rates of interest or floating or adjustable interest rates.



                                Fixed Rates   Adjustable Rates    Total
                                -----------   ----------------   -------
                                               (In thousands)

One- to four family..........     $11,834        $    --         $11,834
Home equity..................       6,767             28           6,795
Commercial...................       1,038            279           1,317
Consumer.....................         393             --             393
                                   ------         ------          ------
    Total....................     $20,032        $   307         $20,339
                                   ======         ======          ======


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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 2001, commitments to cover originations of mortgage loans totaled $1,005,000. The Registrant believes that virtually all of its commitments will be funded.

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

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 2001.

                                                        At December 31,
                                                      -------------------
                                                       2001        2000
                                                      ------      ------
                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One- to -four family............................    $153        $217
  Commercial......................................     283         153
Consumer..........................................      17          12
                                                       ---         ---
Total non-accrual loans...........................     453         382
                                                       ---         ---
Accruing loans which are contractually past
 due 90 days or more:
Real estate loans:
  One- to -four family............................      99           7
Consumer..........................................      --           1
                                                       ---         ---
Total accrual loans...............................      99           8
                                                       ===         ===
Total non-performing loans........................   $ 552        $390
                                                       ===         ===
Real estate owned.................................      --          --
                                                       ===         ===
Total non-performing assets.......................   $ 552        $390
                                                       ===         ===
Total non-performing loans to total loans.........    2.90%       2.05%
                                                      ====        ====
Total non-performing loans to total assets........    1.05%       0.74%
                                                      ====        ====
Total non-performing assets to total assets.......    1.05%       0.74%
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


                                     At December 31, 2001
                                     --------------------
                                        (In thousands)
Special Mention..............            $     --
Substandard..................                 552
Doubtful.....................                  --
Loss.........................                  --
                                              ---
                                         $    552
                                              ===

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

         The Registrant monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:


                                               For the Years Ended
                                                    December 31,
                                                ------------------
                                                 2001        2000
                                                ------      ------
                                              (Dollars in thousands)

Total loans outstanding....................    $21,268      $19,058
                                                ======       ======
Average loans outstanding..................     19,919       17,510
                                                ======       ======
Allowance balance at beginning of
   period..................................   $    171      $   138
Provision:
  Real estate..............................         --           34
  Commercial...............................         12           --
  Consumer.................................         --            5
Charge-offs:
  Real estate..............................         --           (6)
  Commercial...............................         --           --
  Consumer.................................         --           --
Recoveries:
  Real estate..............................         --           --
  Commercial...............................         --           --
  Consumer.................................         --           --
                                                ------        -----
Allowance balance at end of period.........    $   183       $  171
                                                ======        =====
Allowance for loan losses as a percent
  of total loans outstanding...............        .86%        .90 %
                                                ======       ======
Net loans charged off as a percent
  of average loans outstanding.............         --%       (.03)%
                                                ======       ======

Return on Equity and Assets Ratio

                                           At Or For The Years
                                            Ended December 31,
                                           -------------------
                                             2001       2000
                                            -----      -----
Equity to Asset Ratio..................     14.66%     17.20%
Return on Average Equity...............      2.36       4.70
Return on Average Assets...............       .36        .84
Dividend Payout Ratio..................     79.76      20.83

Analysis of the Allowance for Loan Losses

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Registrant's use of the allowance to absorb losses in other loan categories.

                                              At December 31,
                              ----------------------------------------------
                                    2001                    2000
                              -----------------------  ---------------------
                                         Percent of            Percent of
                                       Loans in Each           Loans in Each
                                        Category to             Category to
                               Amount   Total Loans    Amount   Total Loans
                               ------   -----------    ------  -------------
                                          (Dollars in thousands)

One-to -four family           $  60       57.47%        $ 110       59.40%
Home equity                      21       32.23            17       29.30
Commercial                       61        6.82            14        8.46
Consumer                         41        3.48            30        2.84
                                ---      ------           ---      ------
Total                         $ 183      100.00%         $171      100.00%
                                ===      ======           ===      ======

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities.

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $17,603,000 and $7,573,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include Ginnie Mae, Freddie Mac, and Fannie Mae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

         Securities Portfolio. The following table sets forth the carrying value of the Registrant's investment portfolio, at the dates indicated.

                                                           At December 31,
                                                        --------------------
                                                          2001        2000
                                                        --------     -------
                                                       (Dollars in thousands)
Securities held to maturity:
U.S. government agencies............................    $  5,120    $ 8,079
Obligations of state and political subdivisions.....         785        984
Mortgage-backed securities..........................      11,693     10,595
                                                          ------     ------
   Total securities held to maturity................      17,598     19,658
                                                          ------     ------
Securities available for sale:
U.S. government agencies............................          --        482
Mutual funds........................................       4,008      1,869
Freddie Mac common stock............................         264        604
Mortgage-backed securities..........................       3,301      5,172
                                                          ------     ------
   Total securities available for sale..............       7,573      8,127
                                                          ------     ------
   Total investment and mortgage-backed securities..     $25,171    $27,785
                                                          ======     ======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Registrant's securities portfolio at December 31, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                As of December 31, 2001
                     ------------------------------------------------------------------------------------------------------------
                                                                                                          Total Investment
                                            More than             More than                                Securities and
                     One Year or Less   One to Five Years    Five to Ten Years   More than Ten Years   Mortgage-Backed Securities
                     ----------------   -----------------    -----------------   -------------------   --------------------------
                     Carrying  Average  Carrying  Average    Carrying  Average   Carrying   Average    Carrying   Average  Market
                       Value    Yield     Value    Yield       Value    Yield      Value     Yield      Value     Yield    Value
                     -------   -------  --------   ------    --------  -------   ---------  -------    --------   -------  ------
                                                                 (Dollars in thousands)

Securities
 held to
 maturity:
  U.S. government
    agencies......   $    --      --%     $  --       --%     $1,000    6.70%   $ 4,120     6.82%       $ 5,120    6.79%  $ 5,149
  Obligations of
    state and
    political
    subdivisions...       --      --        314     6.83          --      --        471     6.90            785    6.87       798
Securities
 available
 for sale:
  Mutual
    funds..........     4,008   4.11         --       --          --      --         --       --          4,008    4.11     4,008
  Freddie Mac
    common stock(1)       264     --         --       --          --      --         --       --            264      --       264
  Mortgage-backed
    securities....        158   6.74         20     8.39       1,261    6.84     13,555     6.64         14,994    6.66    15,137
                        -----               ---                -----             ------                  ------            ------
  Total...........     $4,430   4.21%      $334     6.92%     $2,261    6.78%   $18,146     6.69%       $25,171    6.28%  $25,356
                        =====   ====        ===     ====       =====    ====     ======     ====         ======    ====    ======


























-------------------------
(1) The cost of the Freddie Mac common stock is $3,880 resulting in an effective yield of 82.47%.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Registrant's senior management. Interest rates are determined based on the Registrant's liquidity requirements, interest rates paid by the Registrant's competitors, and the Registrant's growth goals and applicable regulatory restrictions and requirements. At December 31, 2001, the Registrant had no brokered deposits.

         The  following   table   indicates  the  amount  of  the   Registrant's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                                 Certificates
             Maturity Period                     of Deposits
             ---------------                     -----------
                                               (In thousands)

             Within three months                  $1,839
             Three through six months                346
             Six through twelve months             1,180
             Over twelve months                      531
                                                   -----
                                                  $3,896
                                                   =====

         Borrowings. Advances (borrowing) may be obtained from the FHLB of Pittsburgh to supplement the Registrant' s supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh, a portion of the Registrant's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Registrant may also access the Federal Reserve Bank discount window to supplement the Registrant's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2001, long-term borrowings from FHLB advances totalled $3.0 million.

Personnel

         At December 31, 2001, the Registrant had 15 full-time and 5 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .019% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2001, the Registrant's lending limit for loans to one borrower was approximately $1.2 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2001, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2001, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2001, the Bank was in compliance with its QTL requirement.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) The Registrant owns its main office and branch office located in Pitts-burgh, Pennsylvania. The main office is located at 900 Saxonburg Boulevard and the branch office is located at 5200 Butler Street. In addition, the Registrant owns property at 920 and 922 Saxonburg Boulevard.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes in and Disagreements with Accountants On Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
---------------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act.
        --------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

     (1) The consolidated balance sheets of SFSB Holding Company and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2001, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2001.

     (2)  Schedules omitted as they are not applicable.

     (3) The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

               3(i) Articles of Incorporation of SFSB Holding Company* 3(ii) Amended Bylaws of SFSB Holding Company**
               10.1  Directors Consultant and Retirement Plan*
               10.3  Employment Agreement with Barbara J. Mallen*
               10.4  SFSB Holding Company 1998 Stock Option Plan***
               10.5  Stanton Federal Savings Bank Restricted Stock Plan***
               10.6  2001 Supplemental  Retirement Plan for the Benefit of
                     Senior Officers
               10.7  Employment Agreement with Joseph E. Gallagher
               13    Portions of the 2001 Annual Report to Stockholders
               21    Subsidiaries of Registrant (see "Item 1 - Business")
               23    Consent of S.R. Snodgrass, A.C.

          (b)  Not applicable.

____________________
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Form 10-QSB for the quarter ended March 31, 2001 and filed with the SEC on May 14, 2001.
*** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2002.

                                                     SFSB Holding Company



                                            By: /s/ Barbara J. Mallen
                                                --------------------------------
                                                Barbara J. Mallen
                                                President
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.


/s/ Timothy R. Maier                            /s/ Barbara J. Mallen
---------------------------------               --------------------------------
Timothy R. Maier                                Barbara J. Mallen
Chairman of the Board                           President and Director
                                                (Principal Executive Officer)



/s/ Joseph E. Gallagher                         /s/ Jerome L. Kowalewski
---------------------------------               --------------------------------
Joseph E. Gallagher                             Jerome L. Kowalewski
Senior Vice President and Director              Treasurer and Director
(Principal Financial and Accounting
 Officer)


/s/ Mary Lois Loftus
---------------------------------
Mary Lois Loftus
Director