Form 10QSB
period 2002-03-31
SFSB HOLDING CO
filed 2002-05-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB


 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---                                 OF 1934

                  For the quarterly period ended March 31, 2002

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---

                   For the transition period from           to
                                                  ---------    ----------


                         Commission File Number 0-23765
                         ------------------------------


                              SFSB HOLDING COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                 23 - 2934332
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            900 Saxonburg Boulevard, Pittsburgh, Pennsylvania, 15223
            --------------------------------------------------------
                    (Address of principal executive offices)


                                (412) 487 - 4200
               ---------------------------------------------------
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


                      Outstanding at May 10, 2002: 499,535

                              SFSB HOLDING COMPANY

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of                   3
             March 31, 2002 and December 31, 2001

           Consolidated Statement of Income (Unaudited)
             for the Three Months ended March 31, 2002 and 2001           4

           Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited)                                           5

           Consolidated Statement of Cash Flows (Unaudited)
             for the Three Months ended March 31, 2002 and 2001           6

           Notes to Unaudited Consolidated Financial Statements         7 - 8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9 - 13

PART II  - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             14

  Item 2.  Changes in Securities                                         14

  Item 3.  Default Upon Senior Securities                                14

  Item 4.  Submissions of Matters to a Vote of Security Holders          14

  Item 5.  Other Information                                             14

  Item 6.  Exhibits and Reports on Form 8 - K                            14

SIGNATURES                                                               15

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                  March 31,     December 31,
                                                                    2002           2001
                                                                ------------   -------------

ASSETS
     Cash and due from banks                                    $   472,995    $   522,521
     Interest-bearing deposits in other banks                     4,276,042      6,386,630
                                                                -----------    -----------
     Cash and cash equivalents                                    4,749,037      6,909,151

     Certificates of deposit in other banks                         362,000        266,000
     Investment securities available for sale                     4,070,252      4,271,945
     Investment securities held to maturity (market
       value of $5,668,192 and $5,947,521)                        5,682,835      5,904,739
     Mortgage-backed securities available for sale                2,913,486      3,306,389
     Mortgage-backed securities held to maturity (market
       value of $10,875,253 and $11,830,672)                     10,737,042     11,693,260
     Loans receivable (net of allowance for loan losses
       of $186,471 and $183,009)                                 22,505,392     21,085,269
     Accrued interest receivable                                    329,889        284,926
     Premises and equipment                                       1,546,483      1,556,222
     Federal Home Loan Bank stock                                   318,500        318,500
     Other assets                                                   136,598        353,624
                                                                -----------    -----------
          TOTAL ASSETS                                          $53,351,514    $55,950,025
                                                                ===========    ===========
LIABILITIES
     Deposits                                                   $42,397,501    $44,209,873
     FHLB Advances                                                3,000,000      3,000,000
     Advances by borrowers for taxes and insurance                  123,503         83,545
     Accrued interest payable and other liabilities                 459,715        451,698
                                                                -----------    -----------
          TOTAL LIABILITIES                                      45,980,719     47,745,116
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES                                             -              -

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                            -              -
     Common stock, par value $.10 per share; 4,000,000
       shares authorized; 726,005 issued                             72,600         72,600
     Additional paid-in capital                                   6,687,673      6,680,317
     Retained earnings - substantially restricted                 3,360,137      3,547,338
     Accumulated other comprehensive income                         163,356        160,119
     Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                       (329,120)      (348,480)
     Unallocated shares held by Restricted Stock Plan (RSP)        (165,727)      (175,786)
     Treasury stock (226,470 and 191,470 shares at cost)         (2,418,124)    (1,731,199)
                                                                -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                              7,370,795      8,204,909
                                                                -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $53,351,514    $55,950,025
                                                                ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        --------------------
                                                           2002       2001
                                                        ---------   --------
INTEREST INCOME
      Loans receivable                                  $404,001    $365,489
      Interest-bearing deposits in other banks            21,880      70,312
      Investment securities
           Taxable                                       143,602     178,982
           Exempt from federal income tax                  4,898       7,981
      Mortgage-backed securities                         220,303     275,790
                                                        --------    --------
           Total interest income                         794,684     898,554
                                                        --------    --------
INTEREST EXPENSE
      Deposits                                           311,158     421,727
      FHLB Advance                                        48,711      80,864
                                                        --------    --------
           Total interest expense                        359,869     502,591
                                                        --------    --------

NET INTEREST INCOME                                      434,815     395,963

      Provision for loan losses                            5,000       3,000
                                                        --------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      429,815     392,963
                                                        --------    --------
NONINTEREST INCOME
      Service fees on deposit accounts                    26,780      26,384
      Investment securities loss                          (4,705)          -
      Other                                               14,678      20,431
                                                        --------    --------
           Total noninterest income                       36,753      46,815
                                                        --------    --------
NONINTEREST EXPENSE
      Compensation and employee benefits                 246,734     216,200
      Occupancy and equipment                             37,866      51,019
      Data processing                                     63,412      57,515
      Professional services                               20,210      24,633
      Other                                               60,353      53,854
                                                        --------    --------
           Total noninterest expense                     428,575     403,221
                                                        --------    --------

      Income before income taxes                          37,993      36,557
      Income tax expense                                  15,380      20,300
                                                        --------    --------

NET INCOME                                                22,613      16,257
                                                        ========    ========
EARNINGS PER SHARE:
           Basic                                        $   0.05    $   0.03
           Diluted                                          0.05        0.03




See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                 Accumulated
                                                                   Other   Unallocated Unallocated
                                          Additional              Compre-    Shares     Shares                    Total      Compre-
                                 Common    Paid-in    Retained    hensive   Held by     Held by     Treasury  Stockholders'  hensive
                                 Stock     Capital    Earnings    Income      ESOP       RSP        Stock       Equity       Income
                                -------  ----------- ----------- --------- ---------- ---------- ------------ ------------  --------

Balance, December 31, 2001      $72,600  $6,680,317  $3,547,338  $160,119  $(348,480) $(175,786) $(1,731,199) $8,204,909

Net income                                               22,613                                                   22,613     $22,613
Other comprehensive income:
  Unrealized gain on available
    for sale securities, net
    of taxes of $1,668                                              3,237                                          3,237       3,237
                                                                                                                             -------
Comprehensive income                                                                                                         $25,850
                                                                                                                             =======
RSP shares released                                                                      10,059                   10,059
ESOP shares released                          7,356                           19,360                              26,716
Cash dividends
  ($.30 per share)                                     (209,814)                                                (209,814)
Purchase treasury stock                                                                             (686,925)   (686,925)
                                -------   ---------- ----------   -------  ---------  ---------  -----------  ----------
Balance, March 31, 2002         $72,600  $6,687,673  $3,360,137  $163,356  $(329,120) $(165,727) $(2,418,124) $7,370,795
                                =======   ========== ==========   =======  =========  =========  ===========  ==========


                                                                                                    March 31,
Components of comprehensive income:                                                                   2002
                                                                                                  -----------
Change in net unrealized gain on
    investment securities held for sale                                                          $       132
Realized loss included in net income,
    net of tax benefit of $1,600                                                                       3,105
                                                                                                 -----------
Total                                                                                            $     3,237
                                                                                                 ===========



See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                                  2002            2001
                                                              ------------    ------------

OPERATING ACTIVITIES
Net income                                                    $    22,613     $    16,257
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Provision for loan losses                                      5,000          3,000
     Depreciation and amortization                                 46,900         47,891
     Investment securities losses, net                              4,705              -
     Decrease (increase) in accrued interest receivable           (44,963)        35,609
     Other, net                                                   222,138        (83,626)
                                                              -----------     ----------
     Net cash provided by operating activities                    256,393         19,131
                                                              -----------     ----------
INVESTING ACTIVITIES
Increase in certificates of deposits                              (96,000)      (167,000)
Investment securities available for sale:
     Purchases                                                    (28,464)       (20,528)
     Maturities and repayments                                          -        500,000
     Proceeds from sales                                          232,807              -
Investment securities held to maturity:
     Maturities and repayments                                    221,904      1,000,209
Mortgage-backed securities available
   for sale:
     Maturities and repayments                                    390,454        263,413
Mortgage-backed securities held to
   maturity:
     Purchases                                                   (276,471)    (2,512,813)
     Maturities and repayments                                  1,233,925        480,866
Net (increase) decrease in loans receivable                    (1,425,123)        64,705
Purchase of premises and equipment                                   (386)             -
                                                              -----------     ----------
     Net cash provided by (used for) investing activities         252,646       (391,148)
                                                              -----------     ----------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                            (1,812,372)     3,424,519
Net increase (decrease) in advances by borrowers
   for taxes and insurance                                         39,958        (33,447)
Purchase of treasury stock                                       (686,925)      (448,912)
Cash dividends paid                                              (209,814)             -
                                                              -----------     ----------
     Net cash provided by (used for) financing activities      (2,669,153)     2,942,160
                                                              -----------     ----------
     Increase (decrease) in cash and cash  equivalents         (2,160,114)     2,570,143

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                       6,909,151      3,487,945
                                                              -----------     ----------
CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                      $ 4,749,037     $6,058,088
                                                              ===========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for
     Interest on deposits and
        borrowings                                            $   362,171     $  474,477
     Income taxes                                                     750         29,600




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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

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

                                                 Three Months Ended
                                                     March 31,
                                               -----------------------
                                                  2002         2001
                                               ----------  -----------

Weighted-average common shares                    726,005     726,005
  outstanding

Average treasury stock shares                   (214,137)    (115,778)

Average unearned ESOP and RSP shares             (48,364)     (58,844)
                                               ---------     --------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share              463,504     551,383

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                        3,094           -

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                       17,495           -
                                                ---------    --------
Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share         484,093     551,383
                                                =========    ========


NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2001, comprehensive income totaled $135,941.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

At March 31, 2002, consolidated assets totaled $53,352,000, a decrease of $2,598,000 or 4.6% from $55,950,000 at December 31, 2001. Additionally, at March 31, 2002, liabilities totaled $45,981,000, a decrease of $1,764,000, or 3.7%, from $47,745,000 at December 31, 2001. Funds from interest-bearing deposits in other banks and the repayments and maturities of investment and mortgage-backed securities of $2,160,000 and $1,773,000, respectively, were utilized to originate loans of $1,420,000, as well as meet deposit withdrawals of $1,812,000.

Investment and mortgage-backed securities totaled $23,404,000 at March 31, 2002 and represented a slight decrease from $25,176,000 at December 31, 2001. Management has implemented a passive investment strategy in lieu of the current interest rate environment. As such, investment activity has primarily resulted in the repayment and maturity of investment and mortgage-backed securities during the current period.

Net loans receivable at March 31, 2002 increased 6.7% to $22,505,000 from $21,085,000 at December 31, 2001. Such increases were concentrated in real estate mortgages and were the result of management's pursuit and development of quality loan growth. As of March 31, 2002, the Company has additional commitments to fund loans of $749,000.

Deposits at March 31, 2002 decreased to $42,398,000 from $44,210,000 at December 31, 2001, and resulted primarily from a decrease in certificates of deposit of $2,774,000 or 11.6%. Management attributes the decrease in certificates of deposits to be the result of restructuring the portfolio for such products in response to the current interest rate climate.

Stockholder's equity decreased to $7,371,000 at March 31, 2002 from $8,205,000 at December 31, 2001. The decrease in stockholders' equity was due to the repurchase of 35,000 shares of the Company's stock during the period for a total amount of $687,000, coupled with a cash dividend of $210,000. Offsetting this decrease was net income of $23,000 and the amortization of ESOP and RSP shares totaling $37,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net income for the three months ended March 31, 2002 of $23,000 increased from $16,000 for the same period ended 2001. Basic and diluted earnings per share rose to $.05 per share for 2002 from $.03 per share in 2001.

Net interest income for the three months ended March 31, 2002 was $435,000, compared to $396,000 for the same period ended 2001. Interest income declined $104,000 and resulted from decreases in interest earned on mortgage-backed and investment securities and interest-bearing deposits in other banks of $55,000, $38,000, and $48,000, respectively, while offset by an increase in interest earned on loans receivable of $39,000. Interest income fluctuations were driven by reductions in both volume and rate during 2002 as compared to 2001. The average balances of mortgage-backed and investment securities decreased $1.8 million and $1.3 million, respectively, while the tax equivalent yield on such products decreased approximately 70 basis points. This resulted in a decrease in the tax equivalent yield on interest earning assets to 6.18% for the three months ended March 31, 2002 from 6.97% for the same 2001 period. Somewhat offsetting these reductions in interest income was an increase of $2.9 million in the average balance of loans receivable. The investment securities called during 2001 coupled with the decline in the interest rate environment during 2001 primarily reduced the aforementioned yielding assets.

Interest expense decreased $143,000 or 28.4% to $360,000 for 2002, as compared to $503,000 for 2001. The cost of funds declined to 3.42% for the three months ended March 31, 2002 from 4.87% for the same 2001 period. The lower cost of funds primarily resulted from a restructuring of the deposit product portfolio rates to reflect the overall lower interest rate environment. Also contributing to the overall decrease in interest expense was a shift in funding sources of approximately $2.0 million from more costly Federal Home Loan Bank borrowings to lower costing savings accounts.

Noninterest income decreased $10,000 for the three months ended March 31, 2002, as compared to the same period ended 2001. This decrease resulted primarily from a loss on investment securities in 2002 coupled with nominal decreases in numerous other income accounts.

Total noninterest expenses increased $25,000 for the three months ended March 31, 2002, as compared to the same period ended 2001. Compensation and employee benefits increased as a result of normal merit raises coupled with increased benefit costs associated with supplemental retirement expenses for senior management. Additionally, other expenses increased primarily due to smaller dollar increases in numerous other expense accounts that result from increased transaction activity from operating a larger organization. Offsetting these increases somewhat was a decline in occupancy and equipment expenses that resulted from fluctuations in depreciation expense and the amount of property repairs for the period.


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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2002, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 32.5%, 31.4%, 13.6% and 33.3%, 32.1%, 13.8%, respectively at March 31, 2002.

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

                                                       March 31,   December 31,
                                                         2002          2001
                                                      ---------    -----------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                               $ 407         $ 453
Loans past due 90 days or more and still accruing          98            99
                                                        -----         -----

Total nonperforming loans                                 505           552
                                                        -----         -----

Nonperforming loans as a percent of total loans          2.08%         2.90%
                                                        =====         =====

Nonperforming assets as a percent of total assets         .95%         1.05%
                                                        =====         =====

Allowance for loan losses to nonperforming loans        36.92%        33.15%
                                                        =====         =====


At March 31, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Of the non-performing loan total, $279,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of two commercial loans to a single borrower, secured by real estate. As part of management's ongoing assessment of the loan portfolio, $77,000 of the allowance for loan losses at March 31, 2002, has been allocated for these loans. Management believes the underlying collateral, supporting these loans, adequately secures the Company.

During the three month period ended March 31, 2002, loans increased $1,424,000 while nonperforming loans decreased $47,000. The allowance for loan losses increased $3,000 during this same period and the percentage of allowance for loan losses to loans outstanding decreased slightly from .86% to .82%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

             The following exhibits are included in this Report or incorporated herein by reference:

            (a)  List of Exhibits:
                 3(i)    Articles of Incorporation of SFSB Holding Company*
                 3(ii)   Amended Bylaws of SFSB Holding Company**
                 10.1    Directors Consultant and Retirement Plan.*
                 10.3    Employment Agreement with Barbara J. Mallen*
                 10.4    SFSB Holding Company 1998 Stock Option Plan***
                 10.5    Stanton Federal Savings Bank Restricted Stock Plan***
                 10.6    2001 Supplemental Retirement Plan for the Benefit
                           of Senior Officers****
                 10.7    Employment Agreement with Joseph E. Gallagher****
                 99      Review Report of Independent Accountants

            (b)  Not applicable.

---------------------
* Incorporated by reference to an identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-40955) declared effective by the SEC on January 14, 1998.
** Incorporated by reference to the Form 10-QSB for the quarter ended March 31, 2001 and filed with the SEC on May 14, 2001.
*** Incorporated by reference to the Proxy Statement for the Special Meeting on October 20, 1998 and filed with SEC on September 14, 1998.
**** Incorporated  by reference  to the Form 10-KSB for the year ended  December
     31, 2001 and filed with the SEC on March 28, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SFSB Holding Company



Date: May 13, 2002                        By: /s/ Barbara J. Mallen
                                              ----------------------------------
                                              Barbara J. Mallen
                                              President and Chief Executive
                                                Officer/Director


Date: May 13, 2002                        By: /s/ Joseph E. Gallagher
                                              ----------------------------------
                                              Joseph E. Gallagher
                                              Senior Vice President/Director