Form 10QSB
period 2002-06-30
SFSB HOLDING CO
filed 2002-08-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                 For the transition period from             to

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                    23 - 2934332
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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 10, 2002: 494,485

                              SFSB HOLDING COMPANY

                                      INDEX

                                                                         Page
                                                                        Number
                                                                      ----------

PART I  -  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheet (Unaudited) as of                 3
                June 30, 2002 and December 31, 2001

              Consolidated Statement of Income (Unaudited)
                for the Six Months ended June 30, 2002 and 2001            4

              Consolidated Statement of Income (Unaudited)
                for the Three Months ended June 30, 2002 and 2001          5

              Consolidated Statement of Changes in Stockholders'
                Equity (Unaudited)                                         6

              Consolidated Statement of Cash Flows (Unaudited)
                for the Six Months ended June 30, 2002 and 2001            7

              Notes to Unaudited Consolidated Financial Statements        8-12

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            12-17

PART II  - OTHER INFORMATION

   Item 1.    Legal Proceedings                                           18

   Item 2.    Changes in Securities                                       18

   Item 3.    Default Upon Senior Securities                              18

   Item 4.    Submissions of Matters to a Vote of Security Holders        18

   Item 5.    Other Information                                           18

   Item 6.    Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                20

                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                June 30,      December 31,
                                                                  2002           2001

ASSETS
     Cash and due from banks                                  $    452,264    $    522,521
     Interest-bearing deposits in other banks                    5,459,081       6,386,630
                                                              ------------    ------------

     Cash and cash equivalents                                   5,911,345       6,909,151

     Certificates of deposit in other banks                        263,000         266,000
     Investment securities available for sale                    5,082,804       4,271,945
     Investment securities held to maturity (market
       value of $4,189,669 and $5,947,521)                       4,168,065       5,904,739
     Mortgage-backed securities available for sale               2,308,627       3,306,389
     Mortgage-backed securities held to maturity (market
       value of $10,408,761 and $11,830,672)                    10,109,443      11,693,260
     Loans receivable (net of allowance for loan losses
       of $191,471 and $183,009)                                23,286,732      21,085,269
     Accrued interest receivable                                   247,932         284,926
     Premises and equipment                                      1,558,633       1,556,222
     Federal Home Loan Bank stock                                  328,600         318,500
     Other assets                                                  192,194         353,624
                                                              ------------    ------------

          TOTAL ASSETS                                        $ 53,457,375    $ 55,950,025
                                                              ============    ============

LIABILITIES
     Deposits                                                 $ 42,725,381    $ 44,209,873
     FHLB Advances                                               3,000,000       3,000,000
     Advances by borrowers for taxes and insurance                 136,067          83,545
     Accrued interest payable and other liabilities                495,649         451,698
                                                              ------------    ------------

          TOTAL LIABILITIES                                     46,357,097      47,745,116
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES                                           --              --

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                          --              --
     Common stock, par value $.10 per share; 4,000,000
       shares authorized; 726,005 issued                            72,600          72,600
     Additional paid-in capital                                  6,692,513       6,680,317
     Retained earnings - substantially restricted                3,154,324       3,547,338
     Accumulated other comprehensive income                        148,636         160,119
     Unallocated shares held by Employee Stock
       Ownership Plan (ESOP)                                      (319,440)       (348,480)
     Unallocated shares held by Restricted Stock Plan (RSP)       (155,668)       (175,786)
     Treasury stock (231,520 and 191,470 shares at cost)        (2,492,687)     (1,731,199)
                                                              ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY                             7,100,278       8,204,909
                                                              ------------    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 53,457,375    $ 55,950,025
                                                              ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          2002          2001
                                                      ------------   -----------

INTEREST INCOME
      Loans receivable                                $   810,560    $   740,779
      Interest-bearing deposits in other banks             39,745        147,523
      Investment securities
           Taxable                                        261,600        335,288
           Exempt from federal income tax                   7,020         15,707
      Mortgage-backed securities                          415,492        556,136
                                                      -----------    -----------
           Total interest income                        1,534,417      1,795,433
                                                      -----------    -----------

INTEREST EXPENSE
      Deposits                                            576,365        860,090
      FHLB Advance                                         97,963        162,627
                                                      -----------    -----------
           Total interest expense                         674,328      1,022,717
                                                      -----------    -----------

NET INTEREST INCOME                                       860,089        772,716

      Provision for loan losses                            10,000          6,000
                                                      -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       850,089        766,716
                                                      -----------    -----------

NONINTEREST INCOME
      Service fees on deposit accounts                     51,168         59,851
      Investment securities gains (losses), net            (4,705)       138,060
      Other                                                28,395         34,629
                                                      -----------    -----------
           Total noninterest income                        74,858        232,540
                                                      -----------    -----------

NONINTEREST EXPENSE
      Compensation and employee benefits                  475,810        438,750
      Occupancy and equipment                              77,226        103,759
      Data processing                                     113,193        116,705
      Professional services                                45,137         47,100
      Other                                               106,339        118,248
                                                      -----------    -----------
           Total noninterest expense                      817,705        824,562
                                                      -----------    -----------

      Income before income taxes                          107,242        174,694
      Income tax expense                                   40,674         55,300
                                                      -----------    -----------
NET INCOME                                                 66,568        119,394
                                                      ===========    ===========

EARNINGS PER SHARE:
           Basic                                      $      0.15    $      0.22
           Diluted                                           0.14           0.22

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                        2002             2001
                                                     ----------       ----------

INTEREST INCOME
      Loans receivable                                $406,559         $375,290
      Interest-bearing deposits in other banks          17,865           77,211
      Investment securities
           Taxable                                     117,998          156,306
           Exempt from federal income tax                2,122            7,726
      Mortgage-backed securities                       195,189          280,346
                                                      --------         --------
           Total interest income                       739,733          896,879
                                                      --------         --------

INTEREST EXPENSE
      Deposits                                         265,207          438,363
      FHLB Advance                                      49,252           81,763
                                                      --------         --------
           Total interest expense                      314,459          520,126
                                                      --------         --------

NET INTEREST INCOME                                    425,274          376,753

      Provision for loan losses                          5,000            3,000
                                                      --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    420,274          373,753
                                                      --------         --------

NONINTEREST INCOME
      Service fees on deposit accounts                  24,388           33,467
      Investment securities gains, net                      --          138,060
      Other                                             13,717           14,198
                                                      --------         --------
           Total noninterest income                     38,105          185,725
                                                      --------         --------

NONINTEREST EXPENSE
      Compensation and employee benefits               229,076          222,550
      Occupancy and equipment                           39,360           52,740
      Data processing                                   49,781           59,190
      Professional services                             24,927           22,467
      Other                                             45,986           64,394
                                                      --------         --------
           Total noninterest expense                   389,130          421,341
                                                      --------         --------

      Income before income taxes                        69,249          138,137
      Income tax expense                                25,294           35,000
                                                      --------         --------

NET INCOME                                              43,955          103,137
                                                      ========         ========

EARNINGS PER SHARE:
           Basic                                      $   0.10         $   0.20
           Diluted                                        0.09             0.20

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                          Accumulated
                                                             Other    Unallocated Unallocated
                                   Additional               Compre-     Shares      Shares                      Total     Compre-
                           Common  Paid-in     Retained     hensive     Held by     Held by    Treasury    Stockholders'  hensive
                           Stock   Capital     Earnings     Income        ESOP        RSP       Stock          Equity     Income
                           ------- ---------- ----------  ----------- ----------- ----------- -----------  -------------  ---------
Balance, December 31,
  2001                     $72,600 $6,680,317 $3,547,338  $   160,119 $ (348,480) $ (175,786) $(1,731,199)  $ 8,204,909

Net income                                        66,568                                                         66,568   $ 66,568
 Other comprehensive
   income:
     Unrealized loss on
       available for sale
       securities, net of
       tax benefit
       of $5,915                                              (11,483)                                          (11,483)   (11,483)
                                                                                                                          --------
Comprehensive income                                                                                                      $ 55,085
                                                                                                                          ========
RSP shares released                                                                   20,118                     20,118
ESOP shares released                   12,196                             29,040                                 41,236
Cash dividends ($.90 per
     share)                                     (459,582)                                                      (459,582)
Purchase treasury stock                                                                          (761,488)     (761,488)
                           ------- ----------  ---------  -----------  ---------  ----------  -----------   -----------

Balance, June 30, 2002     $72,600 $6,692,513 $3,154,324  $   148,636  $(319,440) $ (155,668) $(2,492,687)  $ 7,100,278
                           ======= ========== ==========  ===========  =========  ==========  ===========   ===========


                                                                                                               June 30,
Components of comprehensive income:                                                                             2002
                                                                                                            -----------
Change in net unrealized
    loss on investment
    securities held for
    sale                                                                                                    $   (14,588)
Realized loss included in
    net income, net of tax
    benefit of $1,600                                                                                             3,105
                                                                                                            -----------

Total                                                                                                       $   (11,483)
                                                                                                            ===========


See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                                       2002           2001
                                                                   ------------   ------------

OPERATING ACTIVITIES
Net income                                                         $    66,568    $   119,394
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Provision for loan losses                                          10,000          6,000
     Depreciation and amortization                                      82,404         97,610
     Investment securities losses (gains), net                           4,705       (138,060)
     Decrease in accrued interest receivable                            36,994         37,557
     Other, net                                                        212,139        (81,041)
                                                                   -----------    -----------

     Net cash provided by operating activities                         412,810         41,460
                                                                   -----------    -----------

INVESTING ACTIVITIES
Decrease in certificates of deposits                                     3,000         31,333
Investment securities available for sale:
     Purchases                                                      (1,063,639)       (42,509)
     Maturities and repayments                                              --        500,000
     Proceeds from sales                                               226,300        140,000
Investment securities held to maturity:
     Purchases                                                        (503,750)    (5,000,000)
     Maturities and repayments                                       2,240,022      3,000,688
Mortgage-backed securities available for sale:
     Maturities and repayments                                       1,000,040        822,418
Mortgage-backed securities held to
   maturity:
     Purchases                                                        (587,800)    (2,512,813)
     Maturities and repayments                                       2,173,275      1,484,189
Net increase in loans receivable                                    (2,211,463)      (279,138)
Purchase of Federal Home Loan Bank stock                               (10,100)       (62,000)
Purchase of premises and equipment                                     (23,461)      (155,010)
                                                                   -----------    -----------

     Net cash provided by (used for) investing activities            1,242,424     (2,072,842)
                                                                   -----------    -----------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 (1,484,492)     4,718,680
Net increase in advances by borrowers
   for taxes and insurance                                              52,522         10,616
Purchase of treasury stock                                            (761,488)      (510,925)
Cash dividends paid                                                   (459,582)      (161,679)
                                                                   -----------    -----------

     Net cash provided by (used for) financing activities           (2,653,040)     4,056,692
                                                                   -----------    -----------

     Increase (decrease) in cash and cash  equivalents                (997,806)     2,025,310

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            6,909,151      3,487,945
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $ 5,911,345    $ 5,513,255
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
     Interest on deposits and
        borrowings                                                 $   677,485    $   950,540
     Income taxes                                                       81,500        222,800



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

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

There are no convertible securities, which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                       Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------

Weighted-average common shares
  Outstanding
                                                     726,005            726,005

Average treasury stock shares
                                                    (229,356)          (147,975)

Average unearned ESOP and RSP shares
                                                     (45,714)           (56,678)
                                                ------------       ------------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share                 450,935            521,352

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                           3,108              1,075

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                          19,102              6,337
                                                ------------       ------------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share            473,145            528,764
                                                ============       ============

                                                         Six Months Ended
                                                              June 30,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------

Weighted-average common shares
  Outstanding                                        726,005           726,005

Average treasury stock shares                       (221,788)         (131,965)

Average unearned ESOP and RSP shares                 (46,844)          (57,567)
                                                    --------          --------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share                 457,373           536,473

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                           3,101                86

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                          18,298             2,343
                                                    --------          --------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share            478,772           538,902
                                                    ========          ========


NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six months ended June 30, 2001, comprehensive income totaled $196,527. For the three months ended June 30, 2002 and 2001, comprehensive income totaled $29,235 and $60,586, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company. .

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

At June 30, 2002, consolidated assets totaled $53,457,000, a decrease of $2,493,000 or 4.5% from $55,950,000 at December 31, 2001. Additionally, at June 30, 2002, liabilities totaled $46,357,000, a decrease of $1,388,000, or 2.9%, from $47,745,000 at December 31, 2001. Funds from interest-bearing deposits in other banks and the repayments and maturities of investment and mortgage-backed securities of $928,000 and $5,413,000, respectively, were utilized to originate net loans of $2,211,000, as well as meet deposit withdrawals of $1,484,000.

Total investment and mortgage-backed securities available for sale and held to maturity were $21,669,000 at June 30, 2002 and represented a decrease of $3,507,000 or 13.9% from $25,176,000 at December 31, 2001. The investment activity has primarily resulted in the repayment and maturity of investment and mortgage-backed securities during the current period, in view of the lower interest rate environment during the year.

Net loans receivable at June 30, 2002 increased 10.4% to $23,287,000 from $21,085,000 at December 31, 2001. Such increases were concentrated in one-to-four family real estate mortgages and were the result of management's pursuit and development of quality loan growth. As of June 30, 2002, the Company has additional commitments to fund loans of $3,616,000.

Deposits at June 30, 2002 decreased to $42,725,000 from $44,210,000 at December 31, 2001, and resulted primarily from a decrease in certificates of deposit of $3,341,000 or 14%. The decrease in certificates of deposit was partially offset by an increase in savings deposits of $1,577,000 or 12.2%. Management attributes the decrease in certificates of deposits and the corresponding increase in savings deposits to be the result of restructuring the portfolio for such products in response to the current interest rate climate.

Stockholder's equity decreased to $7,100,000 at June 30, 2002 from $8,205,000 at December 31, 2001. The decrease in stockholders' equity was due to the repurchase of 40,050 shares of the Company's stock during the period for a total amount of $761,000, coupled with a cash dividend of $460,000. Offsetting this decrease was net income of $67,000 and the amortization of ESOP and RSP shares totaling $61,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net income for the six months ended June 30, 2002 of $67,000 decreased from $119,000 for the same period ended 2001. Diluted earnings per share decreased to $.14 per share for 2002 from $.22 per share in 2001. Net income for the three months ended June 30, 2002 of $44,000 decreased from $103,000 for the same period ended 2001. Diluted earnings per share decreased to $.09 per share for 2002 from $.20 per share in 2001.

Net interest income for the six months ended June 30, 2002 was $860,000, compared to $773,000 for the same period ended 2001. Interest income declined $261,000 and resulted from decreases in interest earned on mortgage-backed, investment securities and interest-bearing deposits in other banks of $141,000, $82,000, and $108,000, respectively, while partially offset by an increase in interest earned on loans receivable of $70,000. Interest income fluctuations were driven by reductions in both volume and rate during 2002 as compared to 2001. The average balances of mortgage-backed, investment securities and other interest earning assets decreased $2,881,000, $768,000 and $1,711,000, respectively. Meanwhile the tax equivalent yield on such products dropped significantly as a result of the overall declining interest rate environment. This combined effect resulted in a decrease in the tax equivalent yield on interest earning assets to 5.88% for the six months ended June 30, 2002 from 6.82% for the same 2001 period. Somewhat offsetting these reductions in interest income was an increase of $4,879,000 million in the average balance of loans receivable. The investment securities called during 2001 coupled with the decline in the interest rate environment during 2001 primarily reduced the aforementioned yielding assets.

Interest expense decreased $349,000 or 34.1% to $674,000 for 2002, as compared to $1,023,000 for 2001. The cost of funds declined to 3.25% for the six months ended June 30, 2002 from 4.84% for the same 2001 period. The lower cost of funds primarily resulted from a restructuring of the deposit product portfolio rates to reflect the overall lower interest rate environment. Also contributing to the overall decrease in interest expense was a shift in funding sources of approximately $2.0 million from more costly Federal Home Loan Bank borrowings to lower costing savings accounts.

Net interest income for the three months ended June 30, 2002 was $420,000, compared to $374,000 for the same period ended 2001. Interest income declined $157,000 and resulted from decreases in interest earned on mortgage-backed, investment securities and interest-bearing deposits in other banks of $85,000, $44,000, and $59,000, respectively, while partially offset by an increase in interest earned on loans receivable of $31,000. Interest income fluctuations were driven by reductions in both volume and rate during 2002 as compared to 2001. As noted previously, an overall declining interest earning asset base during this period coupled with a declining rate environment resulted in a decrease in the tax equivalent yield on interest earning assets to 5.57% for the three months ended June 30, 2002 from 6.69% for the same 2001 period. Somewhat offsetting these reductions in interest income was an increase of $6.9 million in the average balance of loans receivable. Also mentioned previously, the investment securities called during 2001 coupled with the decline in the interest rate environment during 2001 primarily reduced the aforementioned yielding assets.

Interest expense decreased $206,000 or 39.5% to $314,000 for 2002, as compared to $520,000 for 2001. The cost of funds declined to 3.01% for the three months ended June 30, 2002 from 4.83% for the same 2001 period. The lower cost of funds was previously discussed above.

Noninterest income decreased $158,000 and $148,000 for the six and three months ended June 30, 2002, as compared to the same period ended 2001. This fluctuation can be primarily attributed to gains on the sale of Federal Home Loan Mortgage Corporation stock of approximately $138,000 in 2001.

Total noninterest expenses for the six and three month periods ended June 30, 2002 totaled $818,000 and $389,000, respectively, for the comparable 2001 periods. The decrease in total noninterest expense for the six months ended June 30, 2002 was a result of decreased occupancy and equipment expense and other noninterest expense, offset by increased compensation and employee benefit expense. Additionally, the decrease in noninterest expense for the three months ended June 30, 2002 was a result of decreased occupancy and equipment expense, data processing expense, and other noninterest expense.

In the six and three months ended June 30, 2002, occupancy and equipment expense decreased $27,000 and $14,000, respectively, compared to the 2001 comparable periods. Included in the comparable 2001 periods was depreciation expense for the main office equipment. The equipment was fully depreciated in November 2001. Similarly, other noninterest expense for the comparable 2001 periods included costs in connection with the Bank's remodeling of its branch office. Such remodeling was completed in October 2001. Other noninterest expense decreased for the six and three months ended June 30, 2002 by $12,000 and $18,400, respectively, as compared to the 2001 periods. Lastly, for the six months ended June 30, 2002, compensation and employee benefit expense increased $37,000 primarily as a result of normal merit salary increases and other employee benefit expenses. Additionally, compensation and employee benefit expense increased due to the recognition of employee stock ownership shares at a higher average market price of the Company's stock as compared to the prior 2001 period.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2002, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 29.8%, 28.7%, 13.1% and 29.1%, 27.9%, 12.7%, respectively at June 30, 2002.

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

                                                        June30,    December 31,
                                                         2002          2001
                                                        --------   ------------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                                $  408      $  453
Loans past due 90 days or more and still accruing            22          99
                                                         -------     -------

Total nonperforming loans                                   430         552
                                                         -------     -------

Nonperforming loans as a percent of total loans            1.83%       2.90%
                                                         =======     =======

Nonperforming assets as a percent of total assets           .80%       1.05%
                                                         =======     =======

Allowance for loan losses to nonperforming loans          44.53%      33.15%
                                                         =======     =======

At June 30, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Of the non-performing loan total, $279,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of two commercial loans to a single borrower, secured by real estate. As part of management's ongoing assessment of the loan portfolio, $70,000 of the allowance for loan losses at June 30, 2002, has been allocated for these loans. Management believes the underlying collateral, supporting these loans, adequately secures the Company.

During the six month period ended June 30, 2002, total loans increased $2,211,000 while nonperforming loans decreased $122,000. The allowance for loan losses increased $8,500 during this same period and the percentage of allowance for loan losses to loans outstanding decreased slightly from .86% to .82%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may be realized in the future and that additional provisions for losses will not be required.

                              SFSB HOLDING COMPANY
                           PART II - OTHER INFORMATION


ITEM  1.  Legal Proceedings

          None

ITEM  2.  Changes in Securities

          None

ITEM  3.  Defaults upon Senior Securities

          None

ITEM  4.  Submission of Matters to a Vote of Security Holders

          The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 30, 2002:

          Election of Directors for term to expire in 2006:

          Timothy R. Maier was elected by the following vote:

          For:           380,488
          Against:        29,900
          Votes Withheld:      0

          Mary Lois Loftus was elected by the following vote:

          For:           380,488
          Against:        29,900
          Votes Withheld:      0

          S.R. Snodgrass, A.C. was selected as the Company's independent auditors for the fiscal year 2002 by the following vote:

          For:           385,038
          Against:        25,300
          Votes Withheld:     50

ITEM  5.  Other Information

          None

ITEM  6.  Exhibits and Reports on Form 8-K

          The following exhibits are included in this Report or incorporated herein by reference:
            (a)  List of Exhibits:
                 3(i)   Articles of Incorporation of SFSB Holding Company*
                 3(ii)  Amended Bylaws of SFSB Holding Company**
                 10.1   Directors Consultant and Retirement Plan.*
                 10.3   Employment Agreement with Barbara J. Mallen*
                 10.4   SFSB Holding Company 1998 Stock Option Plan***
                 10.5   Stanton Federal Savings Bank Restricted Stock Plan***
                 10.6   2001 Supplemental Retirement Plan for the Benefit of
                        Senior Officers****
                 10.7   Employment Agreement with Joseph E. Gallagher****
                 99.0   Review Report of Independent Accountants
                 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act 0f 2002.

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


                                        SFSB Holding Company


Date: August 13, 2002                   By: /s/ Barbara J. Mallen
                                            ------------------------------------
                                            Barbara J. Mallen
                                            President and Chief Executive
                                            Officer/Director



Date: August 13, 2002                   By: /s/ Joseph E. Gallagher
                                            ------------------------------------
                                            Joseph E. Gallagher
                                            Senior Vice President/Director