Form 10QSB
period 2002-09-30
SFSB HOLDING CO
filed 2002-11-13
CIK 1049890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                 FORM 10 - QSB

      -----
        X     QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
      -----   EXCHANGE ACT
                                     OF 1934

              For the quarterly period ended September 30, 2002

      -----
              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      -----   EXCHANGE ACT


              For the transition period from         to

                         Commission File Number 0-23765
                         ------------------------------

                              SFSB HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23 - 2934332
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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 10, 2002: 494,485

                              SFSB HOLDING COMPANY

                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                             ---------
PART I  -  FINANCIAL INFORMATION
      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                3
                            September 30, 2002 and December 31, 2001

                        Consolidated Statement of Income (Unaudited)
                            for the Nine Months ended September 30, 2002 and 2001                   4

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended September 30, 2002 and 2001                  5

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)       6

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Nine Months ended September 30, 2002 and 2001                   7

                        Notes to Unaudited Consolidated Financial Statements                        8

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                           13

      Item 3.       Controls and Procedures                                                         18

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                               19

      Item 2.       Changes in Securities                                                           19

      Item 3.       Default Upon Senior Securities                                                  19

      Item 4.       Submissions of Matters to a Vote of Security Holders                            19

      Item 5.       Other Information                                                               19

      Item 6.       Exhibits and Reports on Form 8 - K                                              19

SIGNATURES                                                                                          21


                              SFSB HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               September 30,   December 31,
                                                                    2002            2001
                                                               ------------    ------------
ASSETS
      Cash and due from banks                                  $    483,619    $    522,521
      Interest-bearing deposits in other banks                    6,887,136       6,386,630
                                                               ------------    ------------

      Cash and cash equivalents                                   7,370,755       6,909,151

      Certificates of deposit in other banks                        166,000         266,000
      Investment securities available for sale                    5,002,922       4,271,945
      Investment securities held to maturity (market
        value of $2,947,904 and $5,947,521)                       2,913,403       5,904,739
      Mortgage-backed securities available for sale               1,981,739       3,306,389
      Mortgage-backed securities held to maturity (market
        value of $9,347,935 and $11,830,672)                      8,953,918      11,693,260
      Loans receivable (net of allowance for loan losses
        of $203,471 and $183,009)                                23,742,134      21,085,269
      Accrued interest receivable                                   268,320         284,926
      Premises and equipment                                      1,560,256       1,556,222
      Federal Home Loan Bank stock                                  328,600         318,500
      Other assets                                                  245,994         353,624
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 52,534,041    $ 55,950,025
                                                               ============    ============

LIABILITIES
      Deposits                                                 $ 41,858,996    $ 44,209,873
      FHLB Advances                                               3,000,000       3,000,000
      Advances by borrowers for taxes and insurance                  37,720          83,545
      Accrued interest payable and other liabilities                581,959         451,698
                                                               ------------    ------------

           TOTAL LIABILITIES                                     45,478,675      47,745,116
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES                                            --              --

STOCKHOLDERS' EQUITY
      Preferred stock, no par value; 1,000,000 shares
        authorized; none issued and outstanding                          --              --
      Common stock, par value $.10 per share; 4,000,000
        shares authorized; 726,005 issued                            72,600          72,600
      Additional paid-in capital                                  6,700,674       6,680,317
      Retained earnings - substantially restricted                3,113,170       3,547,338
      Accumulated other comprehensive income                        112,138         160,119
      Unallocated shares held by Employee Stock
        Ownership Plan (ESOP)                                      (304,920)       (348,480)
      Unallocated shares held by Restricted Stock Plan (RSP)       (145,609)       (175,786)
      Treasury stock (231,520 and 191,470 shares at cost)        (2,492,687)     (1,731,199)
                                                               ------------    ------------

           TOTAL STOCKHOLDERS' EQUITY                             7,055,366       8,204,909
                                                               ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 52,534,041    $ 55,950,025
                                                               ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                                          2002           2001
                                                      -----------    -----------
INTEREST INCOME
       Loans receivable                               $ 1,332,348    $ 1,120,616
       Interest-bearing deposits in other banks            66,509        196,715
       Investment securities
            Taxable                                       302,508        556,965
            Exempt from federal income tax                  9,187         22,898
       Mortgage-backed securities                         587,031        801,513
                                                      -----------    -----------
            Total interest income                       2,297,583      2,698,707
                                                      -----------    -----------

INTEREST EXPENSE
       Deposits                                           825,986      1,300,583
       FHLB Advance                                       148,298        245,289
                                                      -----------    -----------
            Total interest expense                        974,284      1,545,872
                                                      -----------    -----------

NET INTEREST INCOME                                     1,323,299      1,152,835

       Provision for loan losses                           22,000          9,000
                                                      -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,301,299      1,143,835
                                                      -----------    -----------

NONINTEREST INCOME
       Service fees on deposit accounts                    79,667         89,499
       Investment securities gains (losses)                (5,955)       199,638
       Other                                               37,068         46,058
                                                      -----------    -----------
            Total noninterest income                      110,780        335,195
                                                      -----------    -----------

NONINTEREST EXPENSE
       Compensation and employee benefits                 719,603        651,202
       Occupancy and equipment                            115,324        157,668
       Data processing                                    179,687        174,375
       Professional services                               63,733         69,998
       Merger                                              92,561             --
       Other                                              166,109        179,483
                                                      -----------    -----------
            Total noninterest expense                   1,337,017      1,232,726
                                                      -----------    -----------

       Income before income taxes                          75,062        246,304
       Income tax expense                                  49,648         77,853
                                                      -----------    -----------

NET INCOME                                                 25,414        168,451
                                                      ===========    ===========

EARNINGS PER SHARE:
            Basic                                     $      0.06    $      0.32
            Diluted                                          0.05           0.31

See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                  Three Months Ended September 30,
                                                         2002         2001
                                                      ---------    ---------
INTEREST INCOME
       Loans receivable                               $ 521,788    $ 379,837
       Interest-bearing deposits in other banks          26,764       49,192
       Investment securities
            Taxable                                      40,908      221,677
            Exempt from federal income tax                2,167        7,191
       Mortgage-backed securities                       171,539      245,377
                                                      ---------    ---------
            Total interest income                       763,166      903,274
                                                      ---------    ---------

INTEREST EXPENSE
       Deposits                                         249,621      440,493
       FHLB Advance                                      50,335       82,662
                                                      ---------    ---------
            Total interest expense                      299,956      523,155

NET INTEREST INCOME                                     463,210      380,119

       Provision for loan losses                         12,000        3,000
                                                      ---------    ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     451,210      377,119
                                                      ---------    ---------

NONINTEREST INCOME
       Service fees on deposit accounts                  28,499       29,648
       Investment securities gains (losses), net         (1,250)      61,578
       Other                                              8,673       11,429
                                                      ---------    ---------
            Total noninterest income                     35,922      102,655
                                                      ---------    ---------

NONINTEREST EXPENSE
       Compensation and employee benefits               243,793      212,452
       Occupancy and equipment                           38,098       53,909
       Data processing                                   66,494       57,670
       Professional services                             18,596       22,898
       Merger                                            92,561           --
       Other                                             59,770       61,235
                                                      ---------    ---------
            Total noninterest expense                   519,312      408,164
                                                      ---------    ---------

       Income before income taxes                       (32,180)      71,610
       Income tax expense                                 8,974       22,553
                                                      ---------    ---------

NET INCOME                                              (41,154)      49,057
                                                      =========    =========

EARNINGS PER SHARE:
            Basic                                     $   (0.09)   $    0.10
            Diluted                                       (0.09)        0.09

See accompanying notes to the unaudited consolidated financial statements.

                                      SFSB HOLDING COMPANY
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)


                                                           Accumulated
                                                             Other       Unallocated   Unallocated              Total       Compre-
                                  Additional                 Compre-       Shares        Shares                 Stock-      hensive
                          Common   Paid-in      Retained     hensive       Held by       Held by    Treasury    holders'     Income
                          Stock    Capital      Earnings     Income         ESOP           RSP        Stock     Equity       (Loss)
                         -------  ----------   ---------   -----------   ------------  ----------   --------   ---------- ----------
Balance,
  December 31, 2001      $72,600  $6,680,317  $3,547,338   $  160,119    $(348,480)    $(175,786) $(1,731,199) $8,204,909

Net income                                        25,414                                                           25,414 $  25,414
Other comprehensive
loss:
  Unrealized loss
    on available for
    sale securities,
    net of tax benefit
    of $24,717                                                (47,981)                                            (47,981)  (47,981)
                                                                                                                          ---------
Comprehensive income
(loss)                                                                                                                    $ (22,567)
                                                                                                                          =========
RSP shares released                                                                       30,177                   30,177
ESOP shares released                  20,357                                43,560                                 63,917
Cash dividends
  ($.30 per share)                              (459,582)                                                        (459,582)
Purchase treasury stock                                                                              (761,488)   (761,488)
                         -------  ----------  ----------   ----------    ---------     ---------  -----------  ----------

Balance,
  September 30, 2002     $72,600  $6,700,674  $3,113,170   $  112,138    $(304,920)    $(145,609) $(2,492,687) $7,055,366
                         =======  ==========  ==========   ==========    =========     =========  ===========  ==========


Components of                                                                                    September 30,
comprehensive income:                                                                                 2002
                                                                                                  -----------
Change in net
  unrealized loss on
  investment securities
  held for sale                                                                                   $   (51,911)
Realized loss included
  in net income,
  net of tax benefit
  of $2,025                                                                                             3,930
                                                                                                  -----------
Total                                                                                             $   (47,981)
                                                                                                  ===========


See accompanying notes to the unaudited consolidated financial statements.

                              SFSB HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                       2002           2001
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $    25,414    $   119,394
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Provision for loan losses                                         22,000          6,000
      Depreciation and amortization                                    126,469         97,610
      Investment securities losses (gains), net                          5,955       (138,060)
      Decrease in accrued interest receivable                           16,606         37,557
      Other, net                                                       262,480        (81,041)
                                                                   -----------    -----------

      Net cash provided by operating activities                        458,924         41,460
                                                                   -----------    -----------

INVESTING ACTIVITIES
Increase in certificates of deposits                                   100,000         31,333
Investment securities available for sale:
      Purchases                                                     (1,090,469)       (42,509)
      Maturities and repayments                                         51,250        500,000
      Proceeds from sales                                              225,050        140,000
Investment securities held to maturity:
      Purchases                                                       (503,750)    (5,000,000)
      Maturities and repayments                                      3,494,629      3,000,688
Mortgage-backed securities available for sale:
      Maturities and repayments                                      1,328,279        822,418
Mortgage-backed securities held to
   maturity:
      Purchases                                                       (587,800)    (2,512,813)
      Maturities and repayments                                      3,328,637      1,484,189
Net increase in loans receivable                                    (2,678,865)      (279,138)
Purchase of Federal Home Loan Bank stock                               (10,100)       (62,000)
Purchase of premises and equipment                                     (36,409)      (155,010)
                                                                   -----------    -----------

      Net cash provided by (used for) investing activities           3,620,452     (2,072,842)
                                                                   -----------    -----------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 (2,350,877)     4,718,680
Net increase (decrease) in advances by borrowers
   for taxes and insurance                                             (45,825)        10,616
Purchase of treasury stock                                            (761,488)      (510,925)
Cash dividends paid                                                   (459,582)      (161,679)
                                                                   -----------    -----------

      Net cash provided by (used for) financing activities          (3,617,772)     4,056,692
                                                                   -----------    -----------

      Increase in cash and cash  equivalents                           461,604      2,025,310

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            6,909,151      3,487,945
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                      $ 7,370,755    $ 5,513,255
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
      Interest on deposits and
         borrowings                                                $   979,480    $   950,540
      Income taxes                                                     111,699        222,800


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

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

                                                       Three Months Ended
                                                         September 30,
                                                     ----------------------
                                                        2002        2001
                                                      --------    --------

Weighted-average common shares
  outstanding                                          726,005     726,005

Average treasury stock shares                         (226,470)   (155,446)

Average unearned ESOP and RSP shares                   (45,721)    (54,521)
                                                       -------     -------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share                   453,814     516,038

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                                --       1,737

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                                --       9,595
                                                       -------     -------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share              453,814     527,370
                                                      ========    ========

                                                      Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                    2002              2001
                                                  --------          --------

Weighted-average common shares
  outstanding                                      726,005           726,005

Average treasury stock shares                     (225,068)         (139,878)

Average unearned ESOP and RSP shares               (45,320)          (56,287)
                                                  --------          --------

Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share               455,617           529,840

Additional common stock equivalents
  (nonvested RSP) used to calculate
  diluted earnings per share                         3,192               637

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                        19,591             4,760
                                                  --------          --------

Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share          478,400           535,237
                                                  ========          ========



NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine months ended September 30, 2001, comprehensive income totaled $162,415. For the three months ended September 30, 2002 and 2001, comprehensive loss totaled $77,652 and $34,112, respectively.

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

On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of FAS No. 147 did not have a material effect on the Company's financial position or results of operations.

NOTE 5 -MERGER

On September 12, 2002, the Company entered into a definitive agreement to merge with Laurel Capital Group, Inc. ("Laurel), with the Bank merging into Laurel's subsidiary, Laurel Savings Bank. The agreement is subject to approval by the regulatory authorities and the Company's shareholders. The merger agreement provides for an all-cash transaction valued at $19.05 per share, or approximately $9.7 million in total and is expected to be consummated in the first quarter of 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions, government policies and action of regulatory authorities. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

On September 12, 2002,  Laurel  Capital  Group,  Inc.,  the holding  company for
Laurel Savings Bank, and SFSB Holding Company (the "Company"), the holding company for Stanton Federal Savings Bank (the "Bank"), announced jointly that they have entered into a definitive agreement (the "Agreement") under which Laurel Capital Group, Inc. and the Company would merge in an all-cash transaction valued at $19.05 per share, or approximately $9.7 million in total. Under the terms of the Agreement, the Company will merge with SFSB Acquisition Corp., a wholly-owned subsidiary of Laurel Capital Group, Inc. and the Bank will merge with Laurel Savings Bank. The transaction is subject to approval by the Company's shareholders and applicable regulatory authorities. The parties currently expect the transactions to be consummated in the first quarter of 2003.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

At September 30, 2002, consolidated assets totaled $52,534,000, a decrease of $3,416,000 or 6.1% from $55,950,000 at December 31, 2001. Additionally, at
September 30, 2002, liabilities totaled $45,479,000, a decrease of $2,266,000, or 4.8%, from $47,745,000 at December 31, 2001. Funds from the repayments and maturities of investment and mortgage-backed securities of $3,546,000 and $4,657,000, respectively, were utilized to originate net loans of $2,679,000, as well as meet deposit withdrawals of $2,351,000.

Total investment and mortgage-backed securities available for sale and held to maturity were $18,852,000 at September 30, 2002 and represented a decrease of $6,324,000 or 25.1% from $25,176,000 at December 31, 2001. The investment activity has primarily resulted in the repayment and maturity of investment and mortgage-backed securities during the current period, in view of the lower interest rate environment during the year.

Net loans receivable at September 30, 2002 increased 12.6% to $23,742,000 from $21,085,000 at December 31, 2001. Such increases were concentrated in one-to-four family real estate mortgages and were the result of management's pursuit and development of quality loan growth. As of September 30, 2002, the Company has additional commitments to fund loans of $2,685,000.

Deposits at September 30, 2002 decreased to $41,859,000 from $44,210,000 at December 31, 2001, and resulted primarily from a decrease in certificates of deposit of $3,853,000 or 16.1%. The decrease in certificates of deposit was partially offset by an increase in savings deposits of $1,163,000 or 9.0%. Management attributes the decrease in certificates of deposits and the corresponding increase in savings deposits to be the result of restructuring the portfolio for such products in response to the current interest rate climate.

Stockholder's equity decreased to $7,055,000 at September 30, 2002 from $8,205,000 at December 31, 2001. The decrease in stockholders' equity was due to the repurchase of 40,050 shares of the Company's stock during the period for a total amount of $761,000, coupled with a cash dividend of $460,000. Offsetting this decrease was net income of $25,000 and the amortization of ESOP and RSP shares totaling $94,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the nine months ended September 30, 2002 of $25,000 decreased from $168,000 for the same period ended 2001. Diluted earnings per share decreased to $.06 per share for 2002 from $.31 per share in 2001. Net loss for the three months ended September 30, 2002 of $41,000 decreased from net income of $49,000 for the same period ended 2001. Diluted earnings (loss) per share decreased to $(.09) per share for 2002 from $.09 per share in 2001.

Net interest income for the nine months ended September 30, 2002 was $1,323,000, compared to $1,153,000 for the same period ended 2001. Interest income declined $401,000 and resulted from decreases in interest earned on investment securities, mortgage-backed securities and interest-bearing deposits in other banks of $268,000, $214,000, and $130,000, respectively, while partially offset by an increase in interest earned on loans receivable of $212,000. Interest income fluctuations were driven by reductions in both volume and rate during 2002 as compared to 2001. The average balances of mortgage-backed, investment securities and other interest earning assets decreased $3,194,000, $1,813,000 and $1,002,000, respectively. Additionally, the tax equivalent yield on such products dropped significantly as a result of the overall declining interest rate environment. This combined effect resulted in a decrease in the tax equivalent yield on interest earning assets to 6.04% for the nine months ended September 30, 2002 from 6.76% for the same 2001 period. Somewhat offsetting these reductions in interest income was an increase of $3,351,000 million in the average balance of loans receivable. The investment securities called during 2001 coupled with the decline in the interest rate environment during 2001 primarily reduced the aforementioned yielding assets.

Interest expense decreased $572,000 or 37.0% to $974,000 for 2002, as compared to $1,546,000 for 2001. The cost of funds declined to 3.12% for the nine months ended September 30, 2002 from 4.79% for the same 2001 period. The lower cost of funds primarily resulted from a restructuring of the deposit product portfolio rates to reflect the overall lower interest rate environment. Also contributing to the overall decrease in interest expense was a shift in funding sources of approximately $2.0 million from more costly Federal Home Loan Bank borrowings to lower costing savings accounts in November of 2001.

Net interest income for the three months ended September 30, 2002 was $463,000, compared to $380,000 for the same period ended 2001. Interest income declined $140,000 and resulted from decreases in interest earned on investment securities, mortgage-backed securities, and interest-bearing deposits in other banks of $186,000, $74,000, and $22,000, respectively, while partially offset by an increase in interest earned on loans receivable of $142,000. Interest income fluctuations were driven by reductions in both volume and rate during 2002 as compared to 2001. As noted previously, an overall declining interest earning asset base during this period coupled with a declining rate environment resulted in a decrease in the tax equivalent yield on interest earning assets to 6.10% for the three months ended September 30, 2002 from 6.63% for the same 2001 period. Somewhat offsetting these reductions in interest income was an increase of $3.4 million in the average balance of loans receivable. As discussed previously, the investment securities called during 2001 coupled with the decline in the interest rate environment during 2001 primarily reduced the aforementioned yielding assets.

Interest expense decreased $223,000 or 42.7% to $300,000 for 2002, as compared to $523,000 for 2001. The cost of funds declined to 2.95% for the three months ended September 30, 2002 from 4.74% for the same 2001 period. The lower cost of funds was previously discussed above.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased $13,000 and $9,000, respectively, for the current nine month and three month periods ended September 30, 2002 as compared to the same periods in 2001. This fluctuation resulted from management downgrading one loan classification to doubtful from special mention. Management believes the allowance for loan losses is at a level that is considered to be adequate to provide for estimated losses; however, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount. See "Risk Elements."

Noninterest income decreased $224,000 and $67,000 for the nine and three months ended September 30, 2002, as compared to the same period ended 2001. This fluctuation can be primarily attributed to gains on the sale of Federal Home Loan Mortgage Corporation stock in 2001.

Total noninterest expenses increased $58,000 and $65,000, respectively, to $1,290,000 and $473,000, respectively, for the nine and three month periods ended September 30, 2002 as compared to the same period ended 2001. The increase in total noninterest expense for the nine months ended September 30, 2002 was a result of an increase in compensation and employee benefit expense, and professional services, offset by a decrease in occupancy and equipment expense. Additionally, the increase in noninterest expense for the three months ended September 30, 2002 was a result of an increase in compensation and employee benefit expense, professional services, data processing, and miscellaneous other expenses, offset again by a decrease in occupancy and equipment expense.

In the nine and three months ended September 30, 2002, compensation and employee benefits expense increased $68,000 and $31,000 primarily due to the recognition of employee stock ownership shares at a higher average market price of the Company's stock as compared to the prior 2001 period, coupled with normal merit raises. Merger related expenses for various professional services of $93,000 were recognized in the third quarter of 2002. Data processing expenses increased $5,000 and $9,000, respectively, for the nine and three months ended September 30, 2002 as compared to 2001 as a result of a rate increase for outsourcing such services. Occupancy and equipment expenses decreased $42,000 and $16,000, respectively for September 30, 2002 as compared to 2001. Included in the comparable 2001 periods was depreciation expense for the main office equipment. The equipment was fully depreciated in November 2001. Similarly, other noninterest expense for the comparable 2001 periods included costs in connection with the Bank's remodeling of its branch office. Such remodeling was completed in October 2001.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2002, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 29.6%, 28.6%, 13.3% and 29.0%, 28.0%, 12.9%, respectively at September 30, 2002.

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

                                                  September 30,   December 31,
                                                     2002            2001
                                                  -------------   ------------

(Dollars in thousands)

Loans on nonaccrual basis                          $     408        $    453
Loans past due 90 days or more and still accruing         28              99
                                                    --------        --------

Total nonperforming loans                                436             552
                                                    --------        --------

Nonperforming loans as a percent of total loans         1.82%           2.90%
                                                    ========        ========

Nonperforming assets as a percent of total assets        .83%           1.05%
                                                    ========        ========

Allowance for loan losses to nonperforming loans       46.67%          33.15%
                                                    ========        ========

At September 30, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Of the non-performing loan total, $279,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of two commercial loans to a single borrower, secured by real estate. As part of management's ongoing assessment of the loan portfolio, $70,000 of the allowance for loan losses at September 30, 2002, has been allocated for these loans. Management believes the underlying collateral, supporting these loans, adequately secures the Company.

During the nine month period ended September 30, 2002, total loans increased $2,677,000 while nonperforming loans decreased $116,000. The allowance for loan losses increased $20,000 during this same period and the percentage of allowance for loan losses to loans outstanding remained relatively stable at approximately ..86%. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Item 3.  Controls and Procedures
-------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

                2.1     Agreement and Plan of Reorganization*****
                3(i)    Articles of Incorporation of SFSB Holding Company*
                3(ii)   Amended Bylaws of SFSB Holding Company**
               10.1     Directors Consultant and Retirement Plan*
               10.3     Employment Agreement with Barbara J. Mallen*
               10.4     SFSB Holding Company 1998 Stock Option Plan***
               10.5     Stanton Federal Savings Bank Restricted Stock Plan***
               10.6     2001 Supplemental Retirement Plan for the Benefit of
                           Senior Officers****
               10.7     Employment Agreement with Joseph E. Gallagher****
               99.0     Review Report of Independent Accountants
               99.1     Certification Pursuant to 18 U.S.C. Section 1350,
                           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

          (b) On September 12, 2002, the Registrant filed a Form 8-K dated September 12, 2002, to announce a definitive merger agreement
               with  Laurel  Capital   Group,   Inc.

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

*****Incorporated  by  reference to the Form 8-K filed with the SEC on September
     13, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SFSB Holding Company


Date: November 13, 2002                       By: /s/ Barbara J. Mallen
                                                  ------------------------------
                                                  Barbara J. Mallen
                                                  President and Chief Executive
                                                  Officer/Director


Date: November 13, 2002                       By: /s/ Joseph E. Gallagher
                                                  ------------------------------
                                                  Joseph E. Gallagher
                                                  Senior Vice President/Director

                                  CERTIFICATION
         Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Barbara J. Mallen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SFSB Holding Company. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                             /s/ Barbara J. Mallen
                                                         -----------------------
                                                         Barbara J. Mallen
                                                         President

                                  CERTIFICATION
         Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Joseph E. Gallagher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SFSB Holding Company. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                             s/ Joseph E. Gallagher
                                                        ------------------------
                                                        Joseph E. Gallagher
                                                        Chief Financial Officer